Form 10-Q
period 1996-03-31
RANCON INCOME FUND I
filed 1996-05-16
CIK 791996

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended March 31, 1996

                                          OR

               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                            Commission file number 0-16645

                                RANCON INCOME FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP
                (Exact name of registrant as specified in its charter)



                    California                               33-0157561
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                  Identification)


       400 South El Camino Real, Suite 1100
              San Mateo, California                         94402-1708
    (Address of principal executive offices)                (Zip Code)

                                    (415) 343-9300
                 (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X   No




            Total number of units outstanding as of March 31, 1996: 14,555

          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                                RANCON INCOME FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)


                                              March 31,       December 31,
          Assets                                1996              1995
          ------                              --------          --------
            Cash and cash equivalents          $   118         $   274
            Accounts receivable, net                50              16
            Rental property, net of
             accumulated depreciation
             of $1,634 and $1,583 at
             March 31, 1996 and
             December 31, 1995,
             respectively                        7,824           7,742
            Other assets, net of
             accumulated amortization
             of $179 and $172 at
             March 31, 1996 and
             December 31, 1995,
             respectively                           48              53
                                               -------         -------
               Total Assets                   $  8,040        $  8,085
                                               =======         =======
          Liabilities and Partners' Equity (Deficit)
          ------------------------------------------

            Accounts payable and
             accrued liabilities              $     52         $    75
            Other liabilities                       63              69
                                               -------         -------
               Total Liabilities                   115             144
                                               -------         -------
            Partners' equity (deficit):

            General partner                       (164)           (164)
            Limited partners' (14,555
             limited partnership units
             in 1996 and 1995)                   8,089           8,105
                                               -------         -------
               Total Partners' Equity            7,925           7,941
                                               -------         -------
            Total Liabilities and Partners'
             Equity                           $  8,040        $  8,085
                                               =======         =======


                   See accompanying notes to financial statements.

                                RANCON INCOME FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                                       Three Months Ended
                                                     March 31, February 28,
                                                        1996       1995
                                                       ------      ------
          Revenues:
            Rental income                             $   305     $   374
            Interest and other income                       2           1
                                                       ------      ------
                 Total revenues                           307         375
                                                       ------      ------
          Costs and expenses:
            Operating                                     131         149
            Depreciation and amortization                  58          64
            General and administrative                     73          30
                                                       ------      ------
                 Total costs and expenses                 262         243
                                                       ------      ------
          Net income                                  $    45     $   132
                                                       ======      ======
          Net income per Limited Partnership Unit     $  3.09     $  9.07
                                                       ======      ======
          Distributions per limited Partnership unit:
            From net income                           $  3.09     $  9.07
            Representing return of capital               1.10        3.43
                                                       ------      ------
          Total distribution per Limited
           Partnership unit:                          $  4.19    $  12.50
                                                       ======      ======
          Weighted average number of limited
            partnership Units outstanding during
            each period used to net compute loss
            and distributions per limited
            partnership unit                           14,555      14,555
                                                       ======      ======













                   See accompanying notes to financial statements.

                                RANCON INCOME FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Partners' Equity
                                    (in thousands)
                                     (Unaudited)

                                                General    Limited
                                                Partners  Partners  Total
                                                --------  --------  ------

          Balance at November 30, 1994           $  (167) $ 8,382   $ 8,215

          Net income                                   1      131      132

          Distributions                              ---     (182)    (182)
                                                  ------   ------   ------
          Balance at February 28, 1995           $  (166) $ 8,331  $ 8,165
                                                  ======   ======   ======

          Balance at December 31, 1995           $      (164) 8,105  7,941

          Net income                                 ---       45       45

          Distributions                              ---      (61)     (61)
                                                  ------   ------   ------
          Balance at March 31, 1996              $  (164) $ 8,089  $ 7,925
                                                  ======   ======   ======



























                   See accompanying notes to financial statements.

                                RANCON INCOME FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Cash Flows (in thousands)
                                     (Unaudited)


                                                          Three Months Ended
                                                   March 31,   February 28,
                                                      1996         1995
                                                     ------       ------

          Cash Flows Provided By
           Operating Activities:
            Net income                             $    45      $   132
          Adjustments to reconcile net income
            to net cash provided by operating
            activities:
              Depreciation and amortization             58           64
          Changes in certain assets and
           liabilities:
              Accounts receivable                      (34)         (23)
              Other assets                              (2)         ---
              Payable to Sponsor                       ---          (51)
              Accounts payable and accrued
               liabilities                             (17)         (17)
              Other liabilities                        (12)         (10)
                                                    ------       ------
              Net cash provided by operating
               activities                               38           95
                                                    ------       ------
          Cash Flows Used For Investing Activities:
            Acquisitions of and additions to
              real estate                             (133)          (5)
                                                    ------       ------
          Cash Flows Used for Financing Activities:
            Cash distributions to limited partners     (61)        (182)
                                                    ------       ------
              Net cash used for financing activities   (61)        (182)
                                                    ------       ------

          Net (Decrease) Increase in Cash             (156)         (92)

          Cash at Beginning of Period                  274          372
                                                    ------       ------
          Cash at End of Period                    $   118      $   280
                                                    ======       ======







                   See accompanying notes to financial statements.

                                RANCON INCOME FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    March 31, 1996
                                     (Unaudited)

          Note 1.   THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES
                    -------------------------------------------------------
          In the opinion of Rancon Financial Corporation and Daniel Lee Stephenson (the Sponsors) and Glenborough Inland Realty Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Income Fund I, A California Limited Partnership (the Partnership) as of March 31, 1996 and December 31, 1995, and the related statements of operations, changes in partners' equity, and cash flows for the three months ended March 31, 1996 and 1995.

          Effective  with   the  year   ended   December  31,   1996,   the
          Partnership's year end has been changed from November 30 to December 31.

          Allocation of the profits, losses and cash distributions from operations and from sale or financing of any Partnership property are made pursuant to the terms of the Partnership Agreement. Generally, net income and distributions from operations are allocated 90% to the limited partners and 10% to the general partners. Net losses from operations are allocated 90% to the limited partners and 10% to the general partners until such time as a partner's account is reduced to zero. Additional losses will be allocated entirely to those partners with positive account balances until such balances are reduced to zero. In no event will the general partner be allocated less than 1% of net losses for any period.

          In December, 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $208,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the

                                RANCON INCOME FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    March 31, 1996
                                     (Unaudited)

          Rancon  Partnerships.   This agreement  was effective  January 1,
          1995.  Glenborough is not an affiliate of RFC.


          As a result of this agreement, RFC terminated several of its employees between December 31, 1994 and February 28, 1995. Also as a result of this agreement, certain of the officers of RFC resigned from their positions effective February 28, 1995, March 31, 1995 and July 1, 1995.

          Reclassifications  -  Certain  amounts  in   the  1995  financial
          statements have been reclassified to conform to the current year presentation.

          Note 2.   REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS
                    ----------------------------------------------
          These  unaudited   financial  statements   should   be  read   in
          conjunction with the Notes to Financial Statements included in the 1995 audited financial statements.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Conditions and Results of Operations

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------
          As of April 21, 1989 Rancon Income Fund I (the Partnership) was funded from the sale of limited partnership units (Units) in the amount of $14,559,000. Four Units were retired in 1990 and 14,555 Units remain outstanding at March 31, 1996. As of March 31, 1996 the Partnership had cash of $118,000. The remainder of the Partnership's assets consist primarily of its investments in properties, which totaled approximately $7,824,000 at March 31, 1996.

          The Partnership's primary source of funds consisted of the proceeds of its public offering of Units. As the Partnership was organized for the purpose of acquiring income producing properties, the cash generated from such properties, net of costs incurred in operating the properties, is also a significant source of funds for the Partnership. Another source of funds is the interest income earned on cash balances. Such cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund quarterly distributions to the limited partners.

          All of the Partnership's assets are located in the Southern California region. The Southern California regional economy in general, and the real estate industry in particular, are considered to be in a recessionary cycle. Current and potential negative effects from these current market conditions include the delinquency of lease payments owed to the Partnership and a decrease in competitive market lease rates and real estate prices.
          Management believes that the Partnership's available cash together with the cash generated by the operations of the Partnership's properties, as proven in recent years, will be sufficient to finance the Partnership's continued operations. In order to maintain adequate cash reserves, the Partnership may forego or reduce future distributions.

          RESULTS OF OPERATIONS
          ---------------------
          Rental income for the three months ended March 31, 1996 as compared to 1995 decreased 18% primarily due to decreased rental rates at Aztec Village Shopping Center and Bristol Medical Center. Aztec Village lost two major tenants at the end of 1995 due to financial instability. Management is actively pursuing tenants although they have none at this time. Occupancy rates as of March 31, 1996 were 88%, 38% and 100% for the Bristol Medical Center, Aztec Village Shopping Center and Aham Tor Industrial Center properties, respectively, compared to 91%, 69% and 100%, respectively, for the same periods in 1995.

          The increase in general and administrative expenses of $43,000 or 143% at March 31, 1996 compared to February 28, 1995 is primarily related to the fact that the partnership administration services paid to Glenborough in 1995 were slightly lower in the first quarter of 1995 and were adjusted to reflect the amendment to the agreement subsequent to the quarter ended February 28, 1995 along with a one-time payment for professional services in 1996 rendered in connection with the valuation of the limited partner interest in the Partnership.

          PART II.  OTHER INFORMATION


          Item 1.   Legal Proceedings

                    None.

          Item 2.   Changes in Securities

                    Not applicable.

          Item 3.   Defaults Upon Senior Securities

                    Not applicable.

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None.

          Item 5.   Other Information

                    None.

          Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    None.

               (b)  Reports on Form 8-K:

                    None.

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          Date:                 RANCON INCOME FUND I,
                                a California Limited Partnership
                                (Registrant)


                                By: RANCON INCOME PARTNERS I, L.P.
                                    General Partner



          Date:                 By: /s/ Daniel L. Stephenson
                                    Daniel L. Stephenson,
                                    Director,  President,  Chief  Executive
                                    Officer and
                                    Chief Financial Officer of
                                    Rancon Financial Corporation,
                                    General Partner of
                                    Rancon Income Partners I, L.P.