Form 10-Q
period 1996-06-30
RANCON INCOME FUND I
filed 1996-08-14
CIK 791996

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended June 30, 1996

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

                                   Yes  X   No


            Total number of units outstanding as of June 30, 1996: 14,555

                              NO EXHIBIT INDEX REQUIRED

          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                                RANCON INCOME FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                                  June 30,     December 31,
          Assets                                    1996           1995

           Cash                                  $     253      $      274
           Accounts receivable, net                     22              16
           Rental property, net of accumulated
            depreciation of $1,685 and $1,583
            at June 30, 1996 and December 31,
            1995, respectively                       7,773           7,742
           Other assets, net of accumulated
            amortization of $187 and $172 at
            June 30, 1996 and December 31,
            1995, respectively                          36              53
                                                 ---------       ---------
            Total Assets                        $    8,084      $    8,085
                                                 =========       =========
          Liabilities and Partners' Equity

           Accounts payable and accrued
            liabilities                          $      22      $       75
           Other liabilities                            63              69
                                                 ---------       ---------
            Total Liabilities                           85             144
                                                 ---------       ---------
           Partners' equity (deficit):

           General partner                            (163)           (164)

           Limited partners' (14,555 limited
            partnership units outstanding in
            1996 and 1995)                           8,162           8,105
                                                 ---------       ---------
            Total Partners' Equity                   7,999           7,941
                                                 ---------       ---------
           Total Liabilities and Partners'
            Equity                              $    8,084      $    8,085
                                                 =========       =========







                   See accompanying notes to financial statements.

                                RANCON INCOME FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                 Statements of Income
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                            Three months        Six months
                                                ended              ended
                                          June 30,  May 31,  June 30,  May 31,
                                            1996     1995      1996     1995

       Revenues:
         Rental income                    $  282    $  373    $  587   $  747
         Interest and other income            97       ---        99        1
                                          ------    ------    ------   ------
            Total revenues                   379       373       686      748
                                          ------    ------    ------   ------
       Costs and Expenses:
         Operating (including $6,000
          paid to affiliates in the
          six months ended May 31, 1995      156       107       287      256
         Depreciation and amortization        59        67       117      131
         General and administrative
          (including $7,000 paid to
          affiliates in the six
          months ended May 31, 1995)          76        98       149      128
                                          ------    ------    ------   ------
            Total costs and expenses         291       272       553      515
                                          ------    ------    ------   ------

       Net Income                         $   88    $  101    $  133   $  233
                                          ======    ======    ======   ======
       Net income per limited
         partnership unit                 $ 5.98    $ 6.87    $ 9.07   $15.87
                                          ======    ======    ======   ======

       Distributions per limited
         partnership unit
          From net income                 $ 0.96    $ 6.87    $ 5.15   $12.50

          Representing return of
            capital                          ---      5.63       ---      ---
                                          ------    ------    ------   ------
       Total distributions per
         limited partnership unit         $ 0.96    $12.50    $ 5.15   $12.50
                                          ======    ======    ======   ======
       Weighted average number of
        limited partnership units
        outstanding during the period
        used to compute net income
        and distributions per limited
        partnership unit                  14,555    14,555    14,555   14,555
                                          ======    ======    ======   ======

                   See accompanying notes to financial statements.

                                RANCON INCOME FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Partners' Equity (Deficit)
                                    (in thousands)
                                     (Unaudited)

                                             General   Limited
                                             Partner  Partners   Total
                                             -------- --------   ------

       Balance at November 30, 1994           $  (167) $ 8,382   $ 8,215

       Net income                                   2      231      233

       Distributions                              ---     (364)    (364)
                                               ------   ------   ------
       Balance at May 31, 1995                $  (165) $ 8,249  $ 8,084
                                               ======   ======   ======

       Balance at December 31, 1995           $      (164) 8,105  7,941

       Net income                                   1      132      133

       Distributions                              ---      (75)     (75)
                                               ------   ------   ------
       Balance at June 30, 1996               $  (163) $ 8,162  $ 7,999
                                               ======   ======   ======



























                   See accompanying notes to financial statements.

                                RANCON INCOME FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Cash Flows
                                    (in thousands)
                                     (Unaudited)

                                                           Six Months Ended
                                                       June 30,     May 31,
                                                         1996        1995
                                                       --------    --------
          Cash Flows Provided By Operating
            Activities:
           Net income                                 $   133       $   233
          Adjustments to reconcile net income
           to net cash provided by operating
           activities:
             Depreciation and amortization                117           131
          Changes in certain assets and
            liabilities:
             Accounts receivable                           (6)
          (27)
             Other assets                                   2
          (4)
             Payable to Sponsor                           ---
          (157)
             Accounts payable and accrued
              liabilities                                 (53)
          (46)
             Other liabilities                             (6)          ---
                                                       ------        ------
             Net cash flow provided by
              operating activities                        187           130
                                                       ------        ------
          Cash Flows Used For Investing
            Activities:
           Additions to real estate                      (133)
          (37)
                                                       ------        ------

          Cash Flows Used For Financing
            Activities:
           Cash distributions to limited
              partners                                    (75)
          (364)
                                                       ------        ------

          Net decrease in cash                            (21)
          (271)

          Cash at beginning of period                     274           372
                                                       ------        ------
          Cash at end of period                       $   253       $   101
                                                       ======        ======

                   See accompanying notes to financial statements.

                                RANCON INCOME FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes To Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          Note 1.   THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

          In the opinion of Rancon Financial Corporation and Daniel Lee Stephenson (the Sponsors) and Glenborough Inland Realty Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Income Fund I, A California Limited Partnership (the Partnership) as of June 30, 1996 and December 31, 1995, and the related statements of operations for the six and three months ended June 30, 1996 and May 31, 1995, and the changes in partners' equity, and cash flows for the six months ended June 30, 1996 and May 31, 1995.

          Effective  with   the  year   ended   December  31,   1996,   the
          Partnership's year end has been changed from November 30 to December 31.

          Allocation of the profits, losses and cash distributions from operations and from sale or financing of any Partnership property are made pursuant to the terms of the Partnership Agreement. Generally, net income and distributions from operations are allocated 90% to the limited partners and 10% to the general partner. Net losses from operations are allocated 90% to the limited partners and 10% to the general partner until such time as a partner's account is reduced to zero. Additional losses will be allocated entirely to those partners with positive account balances until such balances are reduced to zero. In no event will the general partner be allocated less than 1% of net losses for any period.

          In December, 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $208,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will

                                RANCON INCOME FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes To Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC.

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

          Note 3.   RELATED PARTY TRANSACTIONS

          The Partnership had an agreement with RFC for property management services. The agreement provided for a management fee equal to 5% of gross rentals collected. Fees incurred under this agreement totaled $6,000 for the six months ended May 31, 1995 and are included in operating expenses on the Partnership's statement of income. Effective January 1, 1995, the Partnership contracted with Glenborough to provide these services to the Partnership (see Note 1).

          The Partnership Agreement provides for the reimbursement of actual costs incurred by RFC in providing certain administrative, legal and development services necessary for the prudent operation of the Partnership. Effective January 1, 1994 the General Partner made the decision to bring administrative, legal and development work in-house. These services had previously been provided by Partnership Asset Management Company and, effective January 1, 1995, are being provided by Glenborough as described in Note 1. Reimbursable costs incurred by the Partnership totaled $7,000 for the six months ended May 31, 1995 are included in general and administrative expense on the Partnership's statement of income.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations

          LIQUIDITY AND CAPITAL RESOURCES

          As of April 21, 1989, Rancon Income Fund I (the Partnership) was funded from the sale of limited partnership units (Units) in the amount of $14,559,000. Four Units were retired in 1990 and 14,555 Units remain outstanding at June 30, 1996. As of June 30, 1996 the Partnership had cash of $253,000. The remainder of the Partnership's assets consist primarily of its investments in properties, which totaled approximately $7,773,000 at June 30, 1996.

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

          All of the Partnership's assets are located in the Southern California region. The Southern California regional economy in general, and the real estate industry in particular, are considered to be in a recessionary cycle. Current and potential negative effects from these current market conditions include the delinquency of lease payments owed to the Partnership and a decrease in competitive market lease rates and real estate prices.
          Management believes that the Partnership's available cash together with the cash generated by the operations of the
          Partnership's properties, as proven in recent years, will be sufficient to fund the Partnership's continued operations. In order to maintain adequate cash reserves, the Partnership may forego or reduce future distributions.

          Accounts payable and other liabilities decreased by $53,000 from $75,000 at December 31, 1995 to $22,000 at June 30, 1996 due to
          the accrual of the limited partner distribution at December 31, 1995 of $61,000 netted with the accrual of 1996 estimated property taxes due December 31, 1996.

          RESULTS OF OPERATIONS

          Rental income for the six months ended June 30, 1996 as compared to 1995 decreased $160,000 or 21% primarily due to decreased occupancy at Aztec Village Shopping Center and Bristol Medical Center. Aztec Village Shopping Center lost two major tenants at the end of 1995 due to financial instability. Management is actively pursuing tenants although there are no solid prospects at this time. Occupancy rates as of June 30, 1996 were 85%, 38%, 100% for the Bristol Medical Center, Aztec Village Shopping Center and Aham Tor Industrial Center properties, respectively, compared to 89%, 69% and 100%, respectively, for the same periods in 1995.

          Interest and other income increased $98,000 in 1996 compared to 1995 due to a one time legal settlement of $95,000 from a former tenant of Bristol Medical Center.

          Operating expenses for the six months ended June 30, 1996 increased $31,000, or 12%, as compared to the same period in 1995 primarily as a result of legal fees incurred in connection with the settlement with a former tenant at Bristol Medical Center.

          Depreciation and amortization expense for the six months ended June 30, 1996 decreased $14,000, or 11%, as compared to 1995 primarily as a result of certain lease commissions becoming fully amortized at Bristol Medical Center and Aztec Village Shopping Center at the end of 1995.

          The increase in general and administrative expenses of $21,000 or 16% for the six months ended June 30, 1996 compared to the same period in 1995 is primarily due to the difference of $17,000 in quarterly overhead expense from 1996 to 1995. The 1995 overhead expenses were netted with a credit resulting from an overpayment in 1994. The remaining difference is a one-time payment for professional services in 1996 rendered in connection with the valuation of the limited partner interests in the Partnership.

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


          Date:  August 13, 1996       RANCON INCOME FUND I,
                                       a California Limited Partnership
                                       (Registrant)

                                       By: RANCON INCOME PARTNERS I, L.P.
                                           General Partner



          Date:  August 13, 1996       By:  /s/ Daniel L. Stephenson
                                           Daniel L. Stephenson,
                                           Director, President, Chief
                                           Executive Officer and
                                           Chief Financial Officer of
                                           Rancon Financial Corporation,
                                           General Partner of
                                           Rancon Income Partners I, L.P.
































                                    Page 11 of 11