Form 10-Q
period 1996-09-30
RANCON INCOME FUND I
filed 1996-11-14
CIK 791996

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________


                         Commission File Number: 0-16645


                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                 California                               33-0157561
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

    400 South El Camino Real, Suite 1100
            San Mateo, California                           94402-1708
  (Address of principal executive offices)                  (Zip Code)

                                 (415) 343-9300
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

       Total number of units outstanding as of September 30, 1996: 14,555

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)
                                                                      September
30,               December 31,
                                                                          1996
                      1995
Assets
Rental property:
    Land                                                             $
3,065              $        3,065
    Buildings and improvements
6,403                       6,260

--------------              --------------

9,468                       9,325
     Less accumulated depreciation
(1,736)                     (1,583)

--------------              --------------
      Net rental property
7,732                       7,742

Cash and cash equivalents
368                         274
Accounts receivable, net
  3                          16
Deferred costs, net of accumulated
    amortization of $193 and $172 at
    September 30, 1996 and December 31,
    1995, respectively
 21                          42
Other assets
 19                          11

--------------              --------------

      Total assets                                                   $
8,143              $        8,085

==============              ==============

















                                  - continued -



                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Balance Sheets - continued
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                      September
30,              December 31,
                                                                         1996
                     1995
Liabilities and Partners' Equity (Deficit)
Liabilities:
   Accounts payable and accrued expenses                             $
 66              $           75
   Other liabilities
 63                          69

--------------              --------------

    Total liabilities
129                         144

--------------              --------------

Partners' equity (deficit):
   General Partner
(162)                       (164)
   Limited Partners, 14,555 limited partnership
    units outstanding at September 30, 1996
    and December 31, 1995
8,176                       8,105

--------------              --------------

     Total partners' equity
8,014                       7,941

--------------              --------------

      Total liabilities and partners'
       equity                                                        $
8,143              $        8,085

==============              ==============




















                 See accompanying notes to financial statements.



                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
                     (in thousands, except per unit amounts)
                                   (Unaudited)

                                                                   Three Months
Ended                      Nine Months Ended
                                                            September 30,
August 31,         September 30,       August 31,
                                                                 1996
    1995               1996               1995
                                                            -------------
-----------        -------------        ----------
Revenues:
    Rental income                                            $      261
$      316            $      848        $    1,063
    Interest and other income                                        19
       ---                   118                 2
                                                             ----------
----------            ----------        ----------

          Total revenues                                            280
       316                   966             1,065
                                                             ----------
----------            ----------        ----------

Expenses:
    Operating, including $6 paid to
      affiliates in the nine months
      ended August 31, 1995                                         126
       150                   413               406
    Depreciation and amortization                                    57
        75                   174               206
    General and administative,
      including $7 paid to affiliates
      in the nine months ended
      August 31, 1995                                                69
        61                   218               189
                                                             ----------
----------            ----------        ----------

          Total expenses                                            252
       286                   805               801
                                                             ----------
----------            ----------        ----------

Net income                                                   $       28
$       30            $      161        $      264
                                                             ==========
==========            ==========        ==========

Net income per limited partnership unit                      $     1.92
$     2.06            $    10.92        $    17.93
                                                             ==========
==========            ==========        ==========

Distributions per limited partnership unit:
    From net income                                          $      ---
$      ---            $      ---        $      ---
    Representing return of capital                                 0.96
      8.38                  6.05             33.32
                                                             ----------
----------            ----------        ----------
      Total distributions per limited
          partnership unit                                   $     0.96
$     8.38            $     6.05        $    33.32
                                                             ==========
==========            ==========        ==========

Weighted average number of limited
    partnership units outstanding during
    the period used to compute net
    income and distributions per
    limited partnership unit                                     14,555
    14,555                14,555            14,555
                                                             ==========
==========            ==========        ==========




                 See accompanying notes to financial statements.



                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
                                 (in thousands)

        For the nine months ended September 30, 1996 and August 31, 1995
                                   (Unaudited)




                                                             General
   Limited
                                                             Partner
   Partners             Total

Balance at December 31, 1995                              $        (164)
$      8,105        $       7,941

Net income                                                            2
         159                  161

Distributions                                                       ---
         (88)                 (88)
                                                          -------------
------------        -------------

Balance at September 30, 1996                             $        (162)
$      8,176        $       8,014
                                                          =============
============        =============



Balance at November 30, 1994                              $        (167)
$      8,382        $       8,215

Net income                                                            3
         261                  264

Distributions                                                       ---
        (485)                (485)
                                                          -------------
------------        -------------

Balance at August 31, 1995                                $        (164)
$      8,158        $       7,994
                                                          =============
============        =============















                 See accompanying notes to financial statements.



                                               RANCON INCOME FUND I,
                                         A CALIFORNIA LIMITED PARTNERSHIP

                                      Statements of Cash Flows (in thousands)
                                                    (Unaudited)


         Nine months ended

September 30,          August 31,

    1996                1995

---------------       ------------

Cash flows from operating activities:
  Net income
$        161         $       264
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization
        174                 206
Changes in certain assets and liabilities:
    Accounts receivable
         13                  (3)
    Deferred costs
        ---                  (4)
    Other assets
         (8)                 22
    Accounts payable and accrued expenses
         (9)                 (7)
    Payable to Sponsor
        ---                (157)
    Other liabilities
         (6)                (12)

------------         -----------

       Net cash provided by operating activities
        325                 309

------------         -----------

Cash flows from investing activities:
    Additions to real estate
       (143)                (54)

------------         -----------

       Net cash used for investing activities
       (143)                (54)

------------         -----------

Cash flows from financing activities:
    Distributions to partners
        (88)               (485)

------------         -----------

       Net cash used for financing activities
        (88)               (485)

------------         -----------

Net increase (decrease) in cash
         94                (230)

Cash and cash equivalents at beginning of period
        274                 372

------------         -----------

Cash and cash equivalents at end of period
$        368         $       142

============         ===========







                 See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1996
                                   (Unaudited)

Note 1.  THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors) and Glenborough Inland Realty Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Income Fund I, A California Limited Partnership (the Partnership) as of September 30, 1996 and December 31, 1995, and the related statements of operations for the three and nine months ended September 30, 1996 and August 31, 1995, and the changes in partners' equity and cash flows for the nine months ended September 30, 1996 and August 31, 1995.

Effective with the year ended December 31, 1995, the Partnership's reporting year end has been changed from November 30 to December 31.

Allocation of the profits, losses and cash distributions from operations and from sale or financing of any Partnership property are made pursuant to the terms of the Partnership Agreement. Generally, net income shall be allocated to the partners in proportion to the amounts of cash from operations distributed to each partner for such period. If there are no distributions of cash from operations for such period, income from operations is allocated 90% to the limited partners and 10% to the general partner. In no event shall the general partner be allocated less than 1% of net income. Net losses from operations are allocated 90% to the limited partners and 10% to the general partner until such time as a partner's account is reduced to zero. Additional losses will be allocated entirely to those partners with positive account balances until such balances are reduced to zero. In no event will the general partner be allocated less than 1% of net losses for any period.

In December, 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the
Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $208,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1996
                                   (Unaudited)

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

Note 2.  REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the November 30, 1995 audited financial statements.

Note 3.  RELATED PARTY TRANSACTIONS

The Partnership had an agreement with RFC for property management services. The agreement provided for a management fee equal to 5% of gross rentals collected. Fees incurred under this agreement totaled $6,000 for the nine months ended August 31, 1995 and are included in operating expenses on the Partnership's statement of income. Effective January 1, 1995, the Partnership contracted with Glenborough to provide these services to the Partnership (see Note 1).

The Partnership Agreement provides for the reimbursement of actual costs incurred by RFC in providing certain administrative, legal and development services necessary for the prudent operation of the Partnership. Effective January 1, 1994 the General Partner made the decision to bring administrative, legal and development work in-house. These services had previously been provided by Partnership Asset Management Company and, effective January 1, 1995, are being provided by Glenborough as described in Note 1. Reimbursable costs incurred by the Partnership totaled $7,000 for the nine months ended August 31, 1995 and are included in general and administrative expense on the Partnership's statement of income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

As of April 21, 1989, Rancon Income Fund I (the Partnership) was funded from the sale of limited partnership units (Units) in the amount of $14,559,000. Four Units were retired in 1990 and 14,555 Units remain outstanding at September 30, 1996. As of September 30, 1996 the Partnership had cash of $368,000. The remainder of the Partnership's assets consist primarily of its investments in properties, which totaled approximately $7,732,000 at September 30, 1996.

The Partnership's primary source of funds consisted of the proceeds of its public offering of Units. As the Partnership was organized for the purpose of acquiring income producing properties, the cash generated from such properties, net of costs incurred in operating the properties, has also been a significant source of funds for the Partnership. Such cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund quarterly distributions to the limited partners.

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

The increase in other assets of $8,000 or 73% is related to an increase in prepaid insurance as of September 30, 1996.

RESULTS OF OPERATIONS

Rental income for the nine months ended September 30, 1996 as compared to 1995 decreased $215,000 or 20% primarily due to decreased occupancy at Aztec Village Shopping Center and Bristol Medical Center combined with a decrease in billings for common area maintenance (CAM). Aztec Village Shopping Center lost two major tenants at the end of 1995 due to financial instability. Management is actively pursuing tenants although there are no solid prospects at this time. Occupancy rates as of September 30, 1996 were 85%, 38%, 100% for the Bristol Medical Center, Aztec Village Shopping Center and Wakefield Building properties, respectively, compared to 89%, 69% and 100%, respectively, as of August 31, 1995.

Interest and other income increased $116,000 in 1996 compared to 1995 due to a one time legal settlement of $111,000 from a former tenant of Bristol Medical Center.

Depreciation and amortization expense for the nine months ended September 30, 1996 decreased $32,000, or 16%, as compared to 1995 primarily as a result of certain lease commissions becoming fully amortized at Bristol Medical Center and Aztec Village Shopping Center at the end of 1995.

The increase in general and administrative expenses of $29,000 or 15% for the nine months ended September 30, 1996 compared to the nine months ended August 31, 1995 is due to a $10,000 increase in quarterly overhead expense, a one-time payment of $6,000 for professional services in 1996 rendered in connection with the valuation of the limited partner interests, an increase in data processing costs of $5,000 and an increase in tax fees of $5,000 as a result of additional services rendered in connection with prior year tax filings.

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

                  #27 - Financial Data Schedule.

                  (b) Reports on Form 8-K:

                  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RANCON INCOME FUND I,
                                       A CALIFORNIA LIMITED PARTNERSHIP


                                       By:   RANCON INCOME PARTNERS I, L.P.
                                             General Partner




Date: November 13, 1996                By:   /s/ Daniel L. Stephenson
                                             Daniel L. Stephenson
                                             Director, President, Chief
                                             Executive Officer and
                                             Chief Financial Officer of
                                             Rancon Financial Corporation,
                                             General Partner  of Rancon
                                             Income Partners I, L.P.