Form 10-K
period 1996-12-31
RANCON INCOME FUND I
filed 1997-03-31
CIK 791996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

                         Commission file number: 0-16645

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                   California                               33-0157561
          (State or other jurisdiction                  (I.R.S. Employer
        of incorporation or organization)              Identification No.)

      400 South El Camino Real, Suite 1100                 94402-1708
                                                         ------------
              San Mateo, California                        (Zip Code)
              ---------------------
    (Address of principal executive offices)

       Partnership's telephone number, including area code (415) 343-9300
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.
                      DOCUMENTS INCORPORATED BY REFERENCE:

Annual report on Form 10-K for the fiscal year ended November 30, 1991, is incorporated by reference in Part IV hereof.

                                     Part I

Item 1.           Business

Rancon Income Fund I, a California Limited Partnership, ("the Partnership") was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The general partner of the Partnership is Rancon Income Partners I ("General Partner"). The Partnership was organized in 1986, completed its public offering of partnership units ("Units") in April, 1989 and has 14,555 Units issued and outstanding. The Partnership has no employees.

At December 31, 1996, the Partnership owned three properties, which are more fully described in Item 2.

Competition Within the Market

Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and additional tenant improvements commensurate with local market conditions. Such competition may lead to rent concessions that could adversely affect the Partnership's cash flow. Although management believes the Partnership's properties are competitive with comparable properties as to those factors within the Partnership's control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated at acquisition, or may need to sell earlier than anticipated, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Working Capital

The Partnership's practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies. The Partnership knows of no statistical information which allows comparison of its cash reserves to those of its competitors.


Item 2.           Properties

The Partnership currently owns the properties listed below:

                                                                                                     Encumbrances at
            Name                        Location                   Type           Size              December 31, 1996
            ----                        --------                   ----           ----              -----------------
Wakefield Industrial             Temecula, California           Light            44,200 sq. ft.           None
  Center (formerly Aham Tor)      Industrial

Bristol Medical Center           Santa Ana, California          Office           52,311 sq. ft.           None

Aztec Village
  Shopping Center                San Diego, California          Retail           23,789 sq. ft.           None

Wakefield Industrial Center (formerly Aham Tor)

In April, 1987, the Partnership acquired the Wakefield facility, at a cost of approximately $1,899,000 in addition to acquisition fees of $87,000. Wakefield consists of two buildings on three adjacent parcels of land comprising an aggregate of approximately 3.99 acres. The property is located in Temecula, California, on the west side of Jefferson Avenue, approximately 500 feet west of the Interstate 15 highway in an area that is zoned for "medium manufacturing".

Both buildings are of concrete tilt-up construction with central heating and air conditioning systems in the office areas. The first building located on one parcel, contains approximately 25,000 square feet of leasable space, of which approximately 5,900 square feet is office space with the balance used for manufacturing and related purposes. The second building, located on the second parcel, contains approximately 19,200 square feet of leasable space of which approximately 4,800 square feet is office space with the balance used for warehousing and related purposes. Both lots contain uncovered parking for a total of approximately 54 cars. The third parcel is unimproved except for partial paving. It is used for car parking and truck access.

According to research conducted by the Partnership's property manager, the market has approximately 7,043,550 square feet of existing industrial space, with an overall vacancy rate of 6.4%. The area offers a wide range of high quality, attractive industrial projects ranging from multi-tenant incubator space to large, single-user distribution facilities located in master-planned business parks. The average annual effective rents for the area approximate $3.48 per foot NNN (tenant pays all operating expenses, including taxes, insurance, and non-structural capital improvements) depending on age, location and size of the property. Land prices for finished industrial lots range from $2.00 to $3.75 per square foot depending on zoning, size, location and amenities.

The occupancy level at December 31, 1996 and November 30, 1995, 1994 and 1993, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last four years were:

                   Occupancy Level        Average Annual Effective
                     Percentage             Rent Per Square Foot
       1996             100%                      $  4.04
       1995             100%                      $  3.96
       1994             100%                      $  5.48
       1993             100%                      $  4.77

One tenant occupies 100% of the net rentable square footage of the two buildings. Principal terms of the lease and the nature of the tenant's business are as follows:

                                          Wakefield Engineering, Inc.
      Nature of Business:                     Manufacturer
      Lease Term:                             10 years
      Expiration Date:                        November 30, 2004
      Square Feet:                            44,200
      (% of rentable total):                  100%
      Annual Rent:                            $178,500
      Rent Increase:                          Annual - CPI
      Renewal Options:                        None

In the opinion of management, the property is adequately covered by insurance.

At December 31, 1996, the Wakefield Industrial Center property is unencumbered.

During 1996, the property was assessed property taxes of approximately $24,000 based on a tax rate of 1.36%.

Bristol Medical Center

The Partnership purchased Bristol Medical Center from Rancon Financial Corporation ("RFC") in May, 1988 for a total cost of $5,370,000. Bristol Medical Center consists of two two-story medical office buildings and related parking on approximately 3.42 acres. The two office buildings together contain an aggregate of approximately 52,311 net rentable square feet of office space. Each of the buildings has one elevator and three stairways, and each suite is served by its own roof-mounted heating and air conditioning unit. The property contains uncovered parking for approximately 299 cars.

Bristol Medical Center is located in Santa Ana, California, on the west side of Bristol Street, approximately 1.5 miles from a major east-west freeway and approximately 2 miles from a major north-south freeway. The John Wayne Orange County airport is located 2.5 miles northwest of the property.

According to research conducted by the Partnership's property manager, net absorption in this area has been on a downward trend since 1992 as changes in the business environment for the medical industry continue to push vacancy rates up. No new medical buildings are under construction for the area. The medical office market in which the property is located consists of approximately 189,847 rentable square feet in five projects, all of which are older Class "B" Buildings. The total vacancy in this market was 14.6% for 1996, an increase of 7.53% from 1995. The sub-market consists of smaller buildings, which often are houses converted to dental/medical offices and retail sites.

The annual rental rates for the area approximate $15.00 per square foot for modified gross (tenant pays utilities and interior janitorial costs) and $16.80 per square foot for full service gross (tenant pays interior janitorial costs). However, as management is not aware of any new doctors having leased space in the area in the last two years, the rates for competing buildings have not been tested.

The occupancy level at December 31, 1996 and November 30, 1995, 1994 and 1993, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last four years were:

                           Occupancy Level       Average Annual Effective
                             Percentage            Rent Per Square Foot
       1996                      85%                    $  18.89
       1995                      91%                    $  18.76
       1994                      93%                    $  18.91
       1993                      98%                    $  18.82

The current annual rental rates range from $8.10 to $25.29 per square foot.

One tenant occupies more than ten percent of the net rentable square footage of the building. The principal terms of the lease and the nature of the tenant's business are as follows:

                                             St. Jude
                                             Heritage Health
      Nature of Business:                    Medical clinic
      Lease Term:                            1 year
      Expiration Date:                       September 30, 1997
      Square Feet:                           24,957
      (% of rentable total):                 48%
      Annual Rent:                           $470,500
      Rent Increase:                         Annual - CPI
      Renewal Options:                       None

The tenant is uncertain at this time whether or not they will renew in September 1997 due to changes occurring at the neighboring hospital of which they are affiliated.

In the opinion of management, the property is adequately covered by insurance.

At December 31, 1996, the Bristol Medical Center property is unencumbered.

During 1996, the property was assessed property taxes of approximately $65,000 based on a tax rate of 1.07%.

Aztec Village Shopping Center

The Partnership purchased Aztec Village Shopping Center from RFC in February, 1989 for a total cost of $3,357,000. Management does not expect significant growth or appreciation for the shopping center and as such is currently marketing the property for sale. This rental property is classified as rental property held for sale on the Partnership's 1996 balance sheet.

Aztec Village Shopping Center contains approximately 23,789 square feet of leasable space on approximately 1.52 acres. The shopping center is a single story structure constructed with a wood frame and concrete block walls with metal stud interior portioning and stucco and wood siding on the exterior. The lot contains parking for approximately 105 cars.

Aztec Village Shopping Center is located in east San Diego situated approximately five miles east of downtown, and is situated at the convergence of Route 8 Inland Freeway and Interstate 15. All freeways are readily accessible within ten minutes of driving. The property is on the south side of El Cajon Boulevard, which is a primary business street.

The trade area surrounding Aztec Village is considered east San Diego and the western portions of La Mesa. According to research conducted by the Partnership's property manager, this area is comprised of over 186,000 residents within a three mile radius of Aztec Village as well as approximately 29,000 students enrolled at San Diego State University. There are approximately 400,000 square feet of retail space along El Cajon Boulevard from College Avenue to 70th Street within the neighborhood area, with a combined vacancy rate of 13%, an increase of 2.3% over 1995. Annual rental rates range from $6.00 to $16.80 per square foot NNN (tenant pays all operating expenses, including taxes, insurance, and non-structural capital improvements) depending upon size, location, condition, and amenities of the property. There are nine strip retail shopping centers competing with Aztec Village for tenants and two supermarket anchored centers.

The immediate area surrounding San Diego State University, commencing at College Avenue and Montezuma, is slated for major redevelopment in late 1997. This redevelopment will consist of adding 150,000 square feet of commercial space and over 1,000 residential units. This project will offer considerable competition to Aztec Village and due to its proximity to the campus, will command higher rents and strong national tenant interest.

The occupancy level at December 31, 1996 and November 30, 1995, 1994 and 1993, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last four years were:

                            Occupancy Level      Average Annual Effective
                              Percentage           Rent Per Square Foot
       1996                       38%                   $     10.46
       1995                       69%                   $     10.62
       1994                       70%                   $      7.80
       1993                       68%                   $     13.83

In December 1995, the property lost two tenants occupying a total of 6,530 square feet due to financial instability. Management continues to market but has been unsuccessful in leasing the space. Subsequent to the Partnership's year end, the occupancy increased to 42%.

The current annual rental rates range from $9.00 to $15.04 per square foot. In addition, one tenant rents storage space at an annual rental rate of $3.69 per square foot.

One tenant occupies more than ten percent of the net rentable square footage of the building. The principal terms of the lease and the nature of the tenant's business are as follows:

                                             Music Trader, Inc.
      Nature of Business:                    Music retailer
      Lease Term:                            5 years
      Expiration Date:                       May 31, 2001
      Square Feet:                           2,649
      (% of rentable total):                 11%
      Annual Rent:                           $23,900
      Rent Increase:                         Annual Fixed
      Renewal Options:                       None

In the opinion of management, the property is adequately covered by insurance.

At  December  31,  1996,  the  Aztec  Village   Shopping   Center   property  is
unencumbered.
During 1996, the property was assessed property taxes of approximately $20,000 based on a tax rate of 1.12%.

Item 3.           Legal Proceedings

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

                                     Part II

Item 5.           Market for Partnership's Common Equity and Related Stockholder
                  Matters

Market Information

There is no established trading market for the Units.

Holders

As of December 31, 1996, a total of 1,478 persons (Limited Partners) held Units.

Distributions

Distributions are paid from either Cash From Operations or Cash From Sales or Financing.

Cash From Operations is defined in the Partnership Agreement as all cash receipts from operations in the ordinary course of business (except for the sale, refinancing, exchange or other disposition of real property in the ordinary course of business) after deducting payments disbursed for operating expenses. Distributions of Cash From Operations are generally allocated as follows: (i) first to the Limited Partners until they receive a noncumulative 6% return per annum on their unreturned capital contributions and (ii) the remainder, if any in a given year, shall be divided in the ratio of 90% to the Limited Partners and 10% to the General Partner.

Distributions equal to the amounts otherwise allocable to the General Partner but reallocated to the Limited Partners pursuant to (i) above shall be paid to the General Partner on the next occasion on which Cash From Operations is available for distributions to Limited Partners in an amount in excess of the amount required to provide the Limited Partners with a 6% per annum return on their unreturned capital contributions, in which case the excess shall be paid to the General Partner in an amount up to the aggregate amount previously re-allocated pursuant to (i) above and not subsequently repaid in accordance with the provisions of this paragraph.

Cash From Sales or Financing is defined in the Partnership Agreement as the net cash realized by the Partnership from the sale, disposition or refinancing of any property after retirement of applicable mortgage debt and all expenses related to the transaction, together with interest on any notes taken back by the Partnership upon the sale of a property. All distributions of Cash From Sales or Financing are allocated generally as follows (a more explicit statement of these distribution policies is set forth in the Partnership Agreement):

      (i) First, 2% to the General Partner and 98% to the Limited Partners until the Limited Partners have received an amount equal to their capital contributions; (ii) Second, 2% to the General Partner and 98% to the Limited Partners until the Limited Partners have received a 6% return on their unreturned capital contributions (less prior distributions of Cash From Operations); (iii) Third, to the General Partner the amount of subordinated real estate commissions payable per the Partnership Agreement; (iv) Fourth, 2% to the General Partner and 98% to the Limited Partners until the Limited Partners have received an additional 4% return on their unreturned capital contributions (less prior distributions of Cash From Operations); (v) Fifth, 2% to the General Partner and 98% to the Limited Partners until the Limited Partners who purchased their Units prior to June 1, 1988, receive an additional return (depending on the date on which they purchased the Units) on their unreturned capital of either 8%, 5% or 2% (calculated through the first anniversary date of the purchase of the Units); (vi) Sixth, 98% to the General Partner and 2% to the Limited Partners until the General Partner has received an amount equal to 15% of all prior distributions made to the Limited Partners and the General Partner pursuant to subparagraph (iv) and
           (v) (less prior distributions to the General Partner under subparagraph (iv) and (v)); and (vii) Seventh, 85% to the Limited Partners and 15% to the General Partner.

The following distributions of Cash From Operations were made by the Partnership during the three most recent fiscal years. There were no distributions of Cash From Sales or Financing made by the Partnership during the three most recent fiscal years.

                                            Amount              Amount
   Date of      Amount Distributed       Distributed       Distributed to
Distribution    to Limited Partners       Per Unit         General Partner
 11/29/96        $      14,000           $   0.96                 --
  8/30/96        $      14,000           $   0.96                --
  5/31/96        $      14,000           $   0.96                --
   3/1/96        $      60,000           $   4.12                --
 12/31/95        $      60,000           $   4.12                --
  8/31/95        $      61,000           $   4.19                --
   6/2/95        $      61,000           $   4.19                --
   3/2/95        $     182,000           $  12.50                --
  12/2/94        $     182,000           $  12.50                --
   9/2/94        $     182,000           $  12.50                --
   6/3/94        $     182,000           $  12.50                --
  12/3/93        $     182,000           $  12.50                --

In order to rebuild cash reserves, management decided to forego a distribution from 1994's first quarter earnings, therefore no distribution was made in March, 1994.

Due to the uncertainty of the St. Jude Heritage Health lease renewal in 1997, representing 48% of the space at Bristol Medical Center, estimated distributions for 1997 will remain consistent with the 1996 level.

Of the total distributions paid, $7.00, $12.99 and $37.50 per unit represented a return of capital for the fiscal year ends 1996, 1995, and 1994 respectively.

Item 6.                    Selected Financial Data

The following is selected financial data for the year ended December 31, 1996 and the years ended November 30, 1995, 1994, 1993 and 1992 (in thousands, except per Unit data).

                                   1996              1995             1994               1993              1992
                                 --------          --------         --------           -------           ------
Rental income                  $   1,125        $    1,397          $   1,417         $   1,304        $   1,427

Provision for
 impairment of
 investment in
 real estate                   $   1,645        $       --          $     380         $      --        $   2,100

Net income (loss)              $  (1,394)       $      300          $     (69)        $     403        $  (1,655)

Net income (loss)
  allocable to limited
  partners                     $  (1,380)       $      297          $     (62)        $     399        $  (1,314)

Net income (loss)
  per limited
  partnership unit             $  (94.81)       $   20.40           $   (4.26)        $   27.42        $  (90.28)

Total assets                   $   6,531        $    8,159          $   8,483         $   8,905        $   9,232

Cash distributions
  per  limited
  partnership unit             $    7.00        $   33.39           $   37.50         $   50.00        $   50.00

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Partnership had cash of $426,000. The remainder of the Partnership's assets consist primarily of its investments in properties, which totaled approximately $6,058,000 at December 31, 1996.

As the Partnership was organized for the purpose of acquiring income producing properties, the cash generated from such properties, net of costs incurred in operating the properties, is a significant source of funds for the Partnership. Another source of funds is the interest income earned on cash balances. Such cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund quarterly distributions to the limited partners.

All of the Partnership's assets are located in Southern California and have been directly affected by the economic weakness of the region. Management believes, however, that the market has flattened and is no longer falling in terms of sales prices. While prices have not increased significantly, the Southern California real estate market appears to be improving. Management continues to evaluate the real estate market in Southern California in an effort to determine the optimal time to dispose of the assets and realize their maximum value.

Management believes that the Partnership's available cash together with the cash generated by the operations of the Partnership's properties will be sufficient to finance the Partnership's continued operations. Due to the uncertainty of the St. Jude Heritage Health lease renewal in 1997, representing 48% of the space at Bristol Medical Center, estimated distributions for 1997 will remain consistent with the 1996 level but there can be no assurance that the distribution level will not be adjusted. As the Partnership's properties are owned free of mortgage indebtedness, the long term operations of the properties and the Partnership are expected to be comparable to the current operations. The Partnership is currently soliciting offers for the sale of Aztec Village Shopping Center. This rental property is classified as rental property held for sale on the Partnership's 1996 balance sheet.

RESULTS OF OPERATIONS

Effective with the year ended December 31, 1995, the Partnership's reporting year changed from November 30 to December 31. Since the Partnership's operations are not seasonal, the analysis of operations compares the fiscal years ended December 31, 1996 and November 30, 1995.

Rental income decreased 19% for the year ended December 31, 1996 compared to the year ended November 30, 1995 as a result of decreased occupancy at Aztec Village Shopping Center and Bristol Medical Center combined with the decrease in billings for common area maintenance (CAM) and prior year recoveries due to the higher vacancies. Aztec Village Shopping Center lost two major tenants at the end of 1995 due to financial instability and has been unsuccessful in leasing the space. In addition, there were unexpected vacancies during the year at Bristol Medical Center due to the depressed market.

The increase in interest and other income in 1996 compared to 1995 of $115,000 is primarily due to a one-time legal settlement of $111,000 from a former tenant at Bristol Medical Center. The decrease in 1995 compared to the same period in 1994 is due to lower prevailing interest rates and average invested cash balances during 1995.

Operating expenses decreased 15% for the year ended December 31, 1996 compared to the year ended November 30, 1995. Due to the vacancies at Aztec Village Shopping Center and Bristol Medical Center, utilities expense and base management fees decreased $20,000 and $8,000, respectively. In addition, there was a decrease in real estate taxes of $25,000 pertaining to all the Partnership's properties. The decrease of 11% in 1995 compared to 1994 is due to one-time repairs and maintenance made to Bristol Medical Center in 1994.

Depreciation and amortization expense decreased 23% for the year ended December 31, 1996 compared to the year ended November 30, 1995 primarily as a result of certain lease commissions becoming fully amortized at Bristol Medical Center and Aztec Village Shopping Center at the end of 1995. The increase of 7% for the year ended November 30, 1995 as compared to the same period in 1994 is a result of additional tenant improvements.

In 1996, due to a higher vacancy rate and current cash flow analyses, management concluded that the carrying value of two of the Partnership's investments were in excess of their estimated fair value. As a result, the Partnership recorded $1,470,000 and $175,000 provisions for impairment of it's investments in Bristol Medical Center and Wakefield Industrial Center, respectively. In 1994, management concluded that the carrying value of the Partnership's investment in Aztec Village was in excess of its net realizable value and a $380,000 provision for impairment of the investment was recorded to reduce the carrying value to the estimated fair value.

General and administrative expenses for the year ended December 31, 1996 compared to the year ended November 30, 1995 increased 18%. The increase is partially due to a $10,000 increase in quarterly overhead expense, a one-time payment of $5,000 for professional services rendered in connection with the valuation of the limited partner interests and an increase in data processing fees of $7,000. In addition, the Partnership incurred professional fees of approximately $13,000, resulting from the preparation of additional prior and current year tax returns in states where returns had not previously been filed, and an increase of $9,000 in general legal fees associated with the management of the Partnership's and properties day-to-day affairs. The increase of 15% in 1995 as compared to the same period in 1994 is a result of the payment and expense of 1994 audit and tax return fees in 1995. Since January 1, 1995, audit and tax fees have been accrued in the year to which they relate.

In December, 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation ("Glenborough") whereby RFC sold to Glenborough, for approximately $4,466,000 and the assumption of $1,715,000 of RFC's debt, the contract to perform the rights and responsibilities under RFC's agreement with the Partnership, eight other related partnerships and third parties (collectively, "the Rancon Partnerships") to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC. This agreement was effective January 1, 1995.

RFC entered into the transaction with Glenborough described above, when it determined to sell that portion of its business relating to investor services, property management services and asset management services, and those services are now rendered to the Rancon Partnerships by Glenborough. The Partnership required those services to be rendered to it until such time as all of its properties were sold, whether performed by the General Partner or Glenborough. RFC, as General Partner of the General Partner for the Partnership, has the responsibility and obligation to manage the Partnership business, including the sale of its properties, notwithstanding that certain property management and other administrative activities regarding the Partnership are now performed by Glenborough.

As a result of the agreement between RFC and Glenborough, RFC terminated certain employees who were previously responsible for performing the administrative, legal and development services to the Partnership. Upon termination, certain employee costs including severance benefits were allocated to the various Rancon Partnerships. Such costs allocated to the Partnership aggregated $48,000 and were included in administrative expenses for the year ended November 30, 1994.

Item 8.           Financial Statements and Supplementary Data

For information with respect to Item 8, see Financial Statements and Schedules as listed in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 6, 1995, Price Waterhouse LLP was dismissed as the principal independent accountant for the Partnership. The decision to dismiss Price Waterhouse LLP was made by the Partnership's General Partner.

The reports of Price Waterhouse LLP on the Partnership's financial statements for the period ending November 30, 1994, do not contain an adverse opinion or a disclaimer of an opinion, nor were such opinions modified as to uncertainty, audit scope, or accounting principles.

During the fiscal year ended November 30, 1994 and the subsequent interim period from December 1, 1994 to June 6, 1995, there were no disagreements between the Partnership and Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. For this purpose the term disagreement does not include initial differences of opinion based on incomplete facts or preliminary information that were later resolved to the satisfaction of Price Waterhouse LLP by obtaining additional relevant facts or information.

During the fiscal year ended November 30, 1994 and the subsequent interim period from December 1, 1994 to June 6, 1995, there were no "reportable events" of the type described in Rule 304(a)(1)(v)(A) through (D) of Regulation S-K.

On June 6, 1995, the Partnership engaged Arthur Andersen LLP as its new principal independent accountant. During the fiscal year ended November 30, 1994 and the subsequent interim period from December 1, 1994 through June 6, 1995, the Partnership did not consult with Arthur Andersen LLP as to the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Partnership's financial statements.

                                    Part III

Item 10.          Directors and Executive Officers of the Partnership

Rancon Income Partners I is the General Partner of the Partnership. Daniel Lee Stephenson and RFC are the General Partners of Rancon Income Partners I, L.P. The executive officer and director of Rancon is:

Daniel L. Stephenson          Director, President, Chief Executive Officer and
                              Chief Financial Officer

There is no fixed term of office for Mr. Stephenson.

Mr. Stephenson, age 53, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing itself as a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992 and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.

Effective January 1, 1994 RFC acquired all the outstanding shares of Partnership Asset Management Company, a California corporation, which previously performed or contracted on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership. These services were provided to the Partnership by RFC subject to the provisions of the Partnership Agreement during calendar 1994.

Rancon Development Fund VII ("RDFVII"), a partnership sponsored by the General Partners, filed for protection under Chapter 11 of Federal Bankruptcy Law on May 6, 1994 in order to put an automatic stay on RDFVII's property and to forestall the pending foreclosure. In March, 1994, the General partners were approached by a non-affiliated party interested in acquiring the interests of RDFVII's general partners and attempting to restructure the partnership and its secured debt.
Although the necessary majority-in-interest of RDFVII's limited partners was received, an agreement regarding the terms of the transfer and the plan of reorganization could not be reached. The holder of the note secured by RDFVII's property filed for and was granted a relief from the stay thereby allowing the foreclosure sale to proceed. Such sale took place on September 15, 1994 and the bankruptcy was subsequently dismissed, as the property was RDFVII's only asset.

Six Stoneridge L.P. ("SSRLP"), a partnership formed by Rancon Development Fund VI ("RDFVI"), a partnership sponsored by the General Partners filed for protection under Chapter 11 of Federal Bankruptcy Law in December, 1992. Efforts to negotiate a modification of the purchase agreement of StoneRidge I, to obtain loans, joint venture partners or other vehicles to meet or modify the cash payment requirements were unsuccessful. In February, 1993, an adversary complaint was filed against SSRLP in the bankruptcy court to determine the nature and extent of SSRLP's interest in StoneRidge I and the debt associated with the property. A tentative agreement has been reached and the bankruptcy was dismissed effective November 8, 1995. As of December 31, 1996, SSRLP and RDFVI have been dissolved.

Item 11.          Executive Compensation

The Partnership  has no executive  officers.  For information  relating to fees,
compensation,   reimbursements   and  distributions  paid  to  related  parties,
reference is made to Item 13 below.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

Security Ownership of Management
                                                Amount and
                                                 Nature of
    Title                                       Beneficial           Percent
  of Class        Name of Beneficial Owner   Ownershipof Class

    Units         Daniel L. Stephenson        3 Units (trust)           *

*  Less than 1 percent

Changes in Control

The Limited Partners have no right, power or authority to act for or bind the Partnership. However, the Limited Partners have the power to vote upon the following matters affecting the basic structure of the Partnership, each of which shall require the approval of Limited Partners holding a majority of the outstanding Units: (i) amendment of the Partnership's Partnership Agreement;
(ii) termination and dissolution of the Partnership; (iii) sale, exchange or pledge of all or substantially all of the assets of the Partnership; (iv) removal of the General Partner or any successor General Partner; (v) election of a new General Partner; (vi) the approval or disapproval of the terms of purchase of the General Partner's interest; and (vii) the modification of the terms of any agreement between the Partnership and the General Partner or an affiliate.

Item 13.           Certain Relationships and Related Transactions

The Partnership did not incur any costs reimbursable to RFC during the year ended December 31, 1996, or the one month ended December 31, 1995.

                                     Part IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  The following documents are filed as part of this report

              (1)  Financial Statements:

                   Reports of Independent Public Accountants

                   Balance Sheets as of December 31, 1996 and 1995 and November 30, 1995

                   Statements of Operations for the Year Ended December 31, 1996, the Month Ended December 31, 1995 and the Years Ended November 30, 1995 and 1994

                   Statements of Partners' Equity (Deficit) for the Year Ended December 31, 1996, the Month Ended December 31, 1995 and the Years Ended November 30, 1995 and 1994

                   Statements of Cash Flows for the Year Ended December 31, 1996, the Month Ended December 31, 1995 and the Years Ended November 30, 1995 and 1994

                   Notes to Financial Statements

              (2)  Financial Statement Schedule:

                   Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1996 and Note thereto

              All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

              (3)  Exhibits:
                   (27)Financial Data Schedule



         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        RANCON INCOME FUND I,
                                        a California Limited Partnership
                                        (Partnership)

                                        By:   RANCON INCOME PARTNERS I, L.P.
                                              General Partner



Date:    March 28, 1997                 By:  /s/ DANIEL L. STEPHENSON
                                           --------------------------
                                              Daniel L. Stephenson,
                                              Director,     President,     Chief
                                              Executive    Officer   and   Chief
                                              Financial    Officer   of   Rancon
                                              Financial   Corporation,   General
                                              Partner of Rancon Income  Partners
                                              I, L.P.





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


                                        By:   RANCON INCOME PARTNERS I, L.P.
                                              General Partner



Date:    March 28, 1997                 By:  /s/ DANIEL L. STEPHENSON
                                           --------------------------
                                              Daniel L. Stephenson,
                                              Director,     President,     Chief
                                              Executive    Officer   and   Chief
                                              Financial    Officer   of   Rancon
                                              Financial   Corporation,   General
                                              Partner of Rancon Income  Partners
                                              I, L.P.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE



                                                                           Page

Reports of Independent Public Accountants                                19 & 20

Financial Statements:

         Balance  Sheets as of December  31, 1996 and 1995 and
           November 30, 1995                                                  21

         Statements of Operations  for the year ended December
           31, 1996, the month ended December 31, 1995 and the
           years ended November 30, 1995 and 1994                             22

         Statements of Partners' Equity (Deficit) for the year
           ended  December 31, 1996,  the month ended December
           31, 1995 and the years ended  November 30, 1995 and
           1994                                                               23

         Statements of Cash Flows for the year ended  December
           31, 1996, the month ended December 31, 1995 and the
           years ended November 30, 1995 and 1994                             24

         Notes to Financial Statements                                        25

Schedule:

         III -  Real Estate and Accumulated Depreciation
                as of December 31, 1996 and Note thereto                      31



All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
RANCON INCOME FUND I, A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of RANCON INCOME FUND I, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1996 and 1995 and November 30, 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended December 31, 1996, the month ended December 31, 1995 and the year ended November 30, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RANCON INCOME FUND I, A CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1996 and 1995 and November
30, 1995, and the results of its operations and its cash flows for the year ended December 31, 1996, the month ended December 31, 1995 and the year ended November 30, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule listed in the index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN

San Francisco, California
  February 12, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the General and Limited Partners of
Rancon Income Fund I

In our opinion, the accompanying statements of operations, of partners' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Rancon Income Fund I for the year ended November 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of Rancon Income Fund I for any period subsequent to November 30, 1994.

Our audit for the year ended November 30, 1994 was made for the purpose for forming an opinion on the basic financial statements taken as a whole. Our audit also included an audit of the Financial Statement Schedule listed in Item 14 (a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



PRICE WATERHOUSE LLP

San Diego, California
January 20, 1995


                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                  December 31, 1996, 1995 and November 30, 1995
                    (in thousands, except units outstanding)

                                                                   December 31,        December 31,      November 30,
                                                                       1996                1995               1995
Assets
Investments in real estate:
    Rental property, net of accumulated
      depreciation of $1,423, $1,583 and $1,566
      at December 31, 1996, 1995, and
      November 30, 1995, respectively                             $     4,954          $    7,742         $    7,758
    Rental property held for sale                                       1,104                  --                 --
                                                                  -----------          ----------         ----------

      Net real estate investments                                       6,058               7,742              7,758
                                                                  -----------          ----------         ----------

Cash and cash equivalents                                                 426                 274                288
Accounts receivable                                                        17                  16                 23
Deferred costs, net of accumulated
    amortization of $196, $172 and $170 at
    December 31, 1996, 1995 and November
    30, 1995, respectively                                                 19                  42                 44
Other assets                                                               11                  11                 46
                                                                   ----------           ---------          ---------

      Total assets                                                $     6,531          $    8,085         $    8,159
                                                                   ==========           =========          =========

Liabilities and Partners' Equity (Deficit)
Liabilities:
Accounts payable and accrued expenses                             $        23          $       75         $       75
Other liabilities                                                          63                  69                 55
                                                                   ----------           ---------          ---------

      Total liabilities                                                    86                 144                130
                                                                   ----------           ---------          ---------

Partners' equity (deficit):
    General Partner                                                      (178)               (164)              (164)
    Limited Partners (14,555 limited partnership
      units outstanding in 1996 and 1995)                               6,623               8,105              8,193
                                                                   ----------           ---------          ---------

      Total partners' equity                                            6,445               7,941              8,029
                                                                   ----------           ---------          ---------

      Total liabilities and partners' equity                      $     6,531          $    8,085         $    8,159
                                                                   ==========           =========          =========




 The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
              For the year ended December 31, 1996, the month ended
        December 31, 1995 and the years ended November 30, 1995 and 1994
                     (in thousands, except per unit amounts)

                                                           For the            For the          For the           For the
                                                         year ended         month ended      year ended        year ended
                                                        December 31,       December 31,     November 30,      November 30,
                                                            1996               1995             1995              1994
Revenue:
 Rental income                                         $      1,125       $         57       $     1,397       $    1,417
 Interest and other income                                      122                  1                 7               11
                                                       ------------       ------------       -----------       ----------

       Total revenue                                          1,247                 58             1,404            1,428
                                                       ------------       ------------       -----------       ----------

Expenses:
 Operating, including $6 and $156 paid to
    Sponsor for the years ended November 30,
    1995 and 1994, respectively                                 476                 47               560              626
 Depreciation and amortization                                  227                 19               295              275
 Provision for impairment of investment
    in real estate                                            1,645                 --                --              380
 General and administrative, including
    $7 and $179 paid to Sponsor for the years
    ended November 30, 1995 and 1994,
    respectively                                                293                 20               249              216
                                                       ------------       ------------       -----------       ----------

       Total expenses                                         2,641                 86             1,104            1,497
                                                       ------------       ------------       -----------       ----------

Net income (loss)                                      $     (1,394)      $        (28)      $       300       $      (69)
                                                        ===========        ===========        ==========        =========

Net income (loss) per limited partnership unit         $     (94.81)      $      (1.92)      $    20.40        $    (4.26)
                                                        ===========        ===========        =========         =========

Distributions per limited partnership unit:
 Representing return of capital                        $       7.00       $       4.12       $    12.99        $    37.50
 From net income                                                 --                 --            20.40                --
                                                        -----------        -----------        ---------         ---------
       Total distributions per limited
          partnership unit                             $       7.00       $       4.12       $    33.39        $    37.50
                                                        ===========        ===========        =========         =========

Weighted average  number of limited  partnership
     units  outstanding  during each period used
     to   compute   net   income    (loss)   and
     distributions per limited  partnership unit             14,555             14,555           14,555           14,555
                                                        ===========         ==========       ==========         =========



 The accompanying notes are an integral part of these financial statements.


                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
              For the year ended December 31, 1996, the month ended
        December 31, 1995 and the years ended November 30, 1995 and 1994
                                 (in thousands)


                                       General          Limited
                                       Partner         Partners         Total

Balance at November 30, 1993         $     (160)     $   8,990       $    8,830

Distributions                                --           (546)            (546)

Net loss                                     (7)           (62)             (69)
                                      ---------       --------        ---------

Balance at November 30, 1994               (167)         8,382            8,215

Distributions                                --           (486)            (486)

Net income                                    3            297               300
                                     ----------     ----------       -----------

Balance at November 30, 1995               (164)         8,193            8,029

Distributions                                --            (60)             (60)

Net loss                                     --            (28)             (28)
                                      ---------       --------        ---------

Balance at December 31, 1995               (164)         8,105            7,941

Distributions                                --           (102)            (102)

Net loss                                    (14)        (1,380)          (1,394)
                                      ---------       --------        ---------

Balance at December 31, 1996          $    (178)     $   6,623        $   6,445
                                       ========       ========         ========




 The accompanying notes are an integral part of these financial statements.


                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
              For the year ended December 31, 1996, the month ended
        December 31, 1995 and the years ended November 30, 1995 and 1994
                                 (in thousands)

                                                           For the             For the         For the            For the
                                                          year ended         month ended      year ended        year ended
                                                         December 31,       December 31,     November 30,      November 30,
                                                             1996               1995             1995              1994
Cash flows from operating activities:
 Net income (loss)                                        $  (1,394)        $      (28)        $      300     $      (69)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
    Depreciation and amortization                               227                 19                295            275
    Provision for impairment of investment
      in real estate                                          1,645                 --                 --            380
Changes in certain assets and liabilities:
    Accounts receivable                                          (1)                 7                 (9)            37
    Deferred costs                                               (1)                --                 --             --
    Other assets                                                 --                 35                  7              8
    Payable to sponsor                                           --                 --               (158)           155
    Accounts payable and accrued expenses                       (52)                --                 32             33
    Other liabilities                                            (6)                14                (12)             5
                                                           --------          ---------          ---------      ---------
 Net cash provided by operating activities                      418                 47                455            824
                                                           --------          ---------          ---------      ---------

Cash flows used for investing activities:
 Additions to investments in real estate                       (164)                (1)                (53)          (62)
                                                           ---------         ----------         -----------    ----------

Cash flows used for financing activities:
 Cash distributions to limited partners                        (102)               (60)               (486)         (546)
                                                           --------          ---------          ----------     ---------

Net increase (decrease) in cash and cash equivalents            152                (14)                (84)          216

Cash and cash equivalents at beginning of period                274                288                 372           156
                                                           --------          ---------          ----------     ---------

Cash and cash equivalents at end of period                $     426         $      274         $       288    $      372
                                                           ========          =========          ==========     =========




 The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                  December 31, 1996, November 30, 1995 and 1994

Note 1.           ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Rancon Income Fund I, a California Limited Partnership, ("the Partnership") was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April, 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (the General Partner) and Daniel Lee Stephenson, the initial limited partner, who indirectly owns and controls the General Partner. The General Partner and its affiliates are hereinafter referred to as the Sponsor. At December 31, 1996 and 1995 and November 30, 1995, 14,555 units were issued and outstanding.

Effective with the year ended December 31, 1995, the Partnership's reporting year changed from November 30 to December 31.

Allocation of profits, losses and cash distributions from operations and from sale or financing of any Partnership property are made pursuant to the terms of the Partnership Agreement. Generally, net income and distributions from operations are allocated 90% to the limited partners and 10% to the general partner. Net losses from operations are allocated 90% to the limited partners and 10% to the general partner until such time as a partner's account is reduced to zero. Additional losses will be allocated entirely to those partners with positive account balances until such balances are reduced to zero. In no event will the general partner be allocated less than 1% of net losses for any period.

All of the Partnership's assets are located in Southern California and have been directly affected by the economic weakness of the region. Management believes, however, that the market has flattened and is no longer falling in terms of sales prices. While prices have not increased significantly, the Southern California real estate market appears to be improving. Management continues to evaluate the real estate market in Southern California in an effort to determine the optimal time to dispose of the assets and realize their maximum value.

Management believes that the Partnership's available cash together with the cash generated by the operations of the Partnership's properties will be sufficient to finance the Partnership's continued operations. The Partnership is currently soliciting offers for the sale of Aztec Village Shopping Center. This rental property is classified as rental property held for sale on the Partnership's 1996 balance sheet.

General Partner and Management Matters

Effective January 1, 1994, Rancon Financial Corporation ("RFC"), wholly owned by Daniel Lee Stephenson, performed or contracted on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services. These services were provided by RFC subject to the provisions of the Partnership Agreement. Prior to January 1, 1994, the Partnership had contracted with Partnership Asset Management Company (PAMCO), a California corporation, to perform the same services. Effective January 1, 1994, RFC entered into an agreement with the

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                  December 31, 1996, November 30, 1995 and 1994

owner of PAMCO to purchase all of its outstanding shares of stock. PAMCO was not an affiliate of the Partnership or RFC at the time of purchase.

In December, 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation ("Glenborough") whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, "the Rancon Partnerships") to perform or contract on the Partnership's behalf financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $208,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships. RFC has agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC or the Partnership.

As a result of this agreement, RFC terminated several of its employees between December 31, 1994 and February 28, 1995. Also as a result of this agreement, certain of the officers of RFC resigned from their positions effective February 28, 1995, March 31, 1995 and July 1, 1995.

Significant Accounting Policies

Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties - The Partnership's ability to (i) achieve positive cash flow from operations, (ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership's properties or (iv) continue as a going concern, may be impacted by changes in interest rates, property values, geographic economic conditions, or the entry of other competitors into the market. The accompanying financial statements do not provide for adjustments with regard to these uncertainties.

Investments in Real Estate - In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Partnership adopted SFAS 121 in the fourth quarter of fiscal 1995. SFAS 121 requires that long-lived assets be carried at the lower of

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                  December 31, 1996, November 30, 1995 and 1994

carrying amount or fair value and that an evaluation of an individual property for possible impairment must be performed whenever events or changes in circumstances indicate that an impairment may have occurred. The specific accounting policy for assets to be held and used is described in more detail below.

Rental Property - Rental properties are stated at cost, and include the related land, unless events or circumstances indicate that cost cannot be recovered in which case carrying value is reduced to estimated fair value. Estimated fair value: (i) is based upon the Partnership's plans for the continued operation of each property; (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, and (iii) does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations.

Rental Property Held for Sale - Rental property held for sale is stated at the lower of cost or estimated fair value. Estimated fair value is computed using estimated sales price or appraised value of the property less selling costs and does not purport, for a specific property, to represent the sales price that the Partnership could obtain from third parties for such property. Once the property is classified as held for sale, the Partnership will cease depreciation of the asset.

Cash and cash equivalents - The Partnership considers all certificates of deposit and money market funds with original maturities of less than ninety days to be cash equivalents.

Deferred Costs - Deferred lease commissions are amortized over the initial fixed term of the related lease agreement on a straight-line basis. Amortization expense was $24,000 for the year ended December 31, 1996 and $58,000 and $45,000 for the years ended November 30, 1995 and 1994, respectively.

Rental Income - Rental income is recognized as earned over the life of the respective leases.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the Limited Partners' share of the net income (loss).

Income Taxes - No provision for income taxes is included in the accompanying financial statements as the Partnership's results of operations are passed through to the partners for inclusion in their respective income tax returns. Net income (loss) and partners' equity (deficit) for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, principally depreciation expense and the provision for impairment of investments in real estate.

Reclassifications - Certain 1995 and 1994 balances have been reclassified to conform with the current year presentation.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                  December 31, 1996, November 30, 1995 and 1994

Note 2.           RELATED PARTY TRANSACTIONS

Reimbursable Expenses and Management Fee to Sponsor

In 1994, the Partnership had an agreement with RFC for property management services. The agreement provided for a management fee equal to 5% of gross rentals collected in addition to reimbursement of certain administrative expenses incurred while managing properties. Fees and costs incurred under this agreement totaled $6,000 and $156,000 for the years ended November 30, 1995 and 1994, respectively.

The Partnership Agreement also provided for the reimbursement of actual costs incurred by RFC in providing certain administrative, legal and development services necessary for the prudent operation of the Partnership. Reimbursable costs incurred by the Partnership totaled $7,000 and $179,000 for the years ended November 30, 1995 and 1994, respectively. Effective January 1, 1995, these services are provided by Glenborough as described in Note 1.

Note 3.           INVESTMENTS IN REAL ESTATE

Rental property as of December 31, 1996 and 1995 and November 30, 1995 is as follows:

                                    December 31,      December 31,        November 30,
                                        1996               1995               1995
Land                            $      2,072,000    $    3,065,000    $     3,065,000
Buildings and improvements             3,851,000         5,743,000          5,742,000
Tenant improvements                      454,000           517,000            517,000
                                 ---------------     -------------     --------------
                                       6,377,000         9,325,000          9,324,000
Less: accumulated depreciation        (1,423,000)       (1,583,000)        (1,566,000)
                                 ---------------     -------------     --------------
         Total                  $      4,954,000    $    7,742,000    $     7,758,000
                                 ===============     =============     ==============

Rental property held for sale at December 31, 1996 is as follows:

Land                                    $      461,000
Buildings and improvements                     920,000
Tenant improvements                             86,000
                                        --------------
                                             1,467,000
Less: accumulated depreciation                (363,000)
                                        --------------
         Total                          $    1,104,000
                                        ==============

At December 31, 1996, the Aztec Village Shopping Center property is classified as held for sale.

None of the Partnership's properties are encumbered as of December 31, 1996.

In 1996, due to a higher vacancy rate and current cash flow analyses, management concluded that the carrying value of two of the Partnership's investments were in excess of their estimated fair value. As a

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                  December 31, 1996, November 30, 1995 and 1994

result,  the  Partnership   recorded  $1,470,000  and  $175,000  provisions  for
impairment  of  it's   investments  in  Bristol  Medical  Center  and  Wakefield
Industrial Center, respectively.

Note 4.           LEASES

The Partnership's rental properties are leased under operating leases that expire on various dates through November 2004. Minimum future rental income on non-cancelable operating leases as of December 31, 1996 is as follows:

         1997                    $     956,000
         1998                          503,000
         1999                          451,000
         2000                          367,000
         2001                          332,000
         Thereafter                  1,281,000
                                     ---------
           Total                 $   3,890,000
                                  ============

Note 5.           TAXABLE INCOME

The Partnership's tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly.

The Partnership's tax returns are filed on a calendar year basis. As such, the following is a reconciliation of the net income for financial reporting purposes to the estimated taxable income, for the years ended December 31, 1996 and November 30, 1995 and 1994, determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands).

                                                       1996            1995            1994
                                                       -----           ----            ----
Net income (loss) per financial statements       $     (1,394)   $        300     $        (69)
Provision for impairment of investments in
      real estate                                       1,645              --              380
Financial reporting depreciation in excess
      of tax reporting depreciation                        (4)             --               --
Rental income reported in a different period
      for tax than for financial reporting                114             112               --
Operating expenses recognized in a different
      period for financial reporting than
      for tax reporting                                  (111)           (190)             173
                                                 -------------   ------------     ------------
Estimated net income for federal
      income tax purposes                        $        250    $        222     $        484
                                                  ===========     ===========      ===========

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                  December 31, 1996, November 30, 1995 and 1994

The following is a reconciliation as of December 31, 1996 and November 30, 1995 of partner's equity for financial reporting purposes to estimated partners' equity for Federal income tax purposes (in thousands).

                                                                         1996            1995
                                                                         ----            ----
Partners' equity per financial statements                          $      6,445    $      8,029
Cumulative provision for impairment of
      investments in real estate                                          4,125           2,480
Financial reporting depreciation in excess
      of tax reporting depreciation                                        (266)             --
Operating expenses recognized in a different
      period for financial reporting than for
      tax reporting, net                                                      3              --
Other, net                                                                   (7)           (212)
                                                                    -----------    ------------
Estimated partners' equity for federal
      income tax purposes                                          $     10,300    $     10,297
                                                                    ===========    ============



                              RANCON INCOME FUND I,
                        A California Limited Partnership

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                                 (In Thousands)


                COLUMN A            COLUMN D                COLUMN E     COLUMN F    COLUMN G   COLUMN H COLUMN I
----------------------------------------------------------------------------------------------------------------------
                                        Gross Amount Carried
                                        at December 31, 1996
                                               Building                                  Date                   Life
                                                  and        (1 , 2)    Accumulated  Construction   Date     Depreciated
               Description             Land   Improvements     Total    Depreciation    Began      Acquired     Over
----------------------------------------------------------------------------------------------------------------------
Rental Properties:

 Wakefield Industrial Center        $    741   $  1,384     $  2,125         $  296        N/A     4/20/87    40yrs
  Less:  write-down to
    estimated fair value  (2)           (135)      (240)        (375)           --

  Bristol Medical Center               1,937      4,160        6,097         1,127         N/A     5/04/88    40yrs
  Less:  write-down to
    estimated fair value(2)             (470)    (1,000)      (1,470)          --
                                    ---------  ---------    ---------        -----

       Subtotal                        2,073      4,304        6,377        1,423
                                     --------   --------     --------       ------

Rental property held for sale:

  Aztec Village Shopping Center        1,205      2,542        3,747          363         N/A     2/20/89    40yrs
  Less:  write-down to
    estimated fair value  (2)           (744)    (1,536)      (2,280)          --
                                    --------   --------     --------       -------

      Subtotal                           461      1,006        1,467          363
                                    --------   --------     --------       -------

      Totals                        $  2,534   $  5,310     $  7,844     $  1,786
                                    ========   ========     ========       =======


(1)  The aggregate cost for Federal income tax purposes is $11,425
(2)  See Note 3 to Financial Statements


                              RANCON INCOME FUND I,
                        A California Limited Partnership

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                                 (In Thousands)


                COLUMN A            COLUMN B                     COLUMN C
-------------------------------------------------------------------------------------------------
                                                          Cost Capitalized
                                   Initial Cost to          Subsequent to
                                     Partnership                Acquisition
                                                         Buildings
                                                            and                     Carrying
               Description Encumbrances     Land       Improvements  Improvements     Cost
-------------------------------------------------------------------------------------------------
Rental Properties:

 Wakefield Industrial Center  $    --     $    741      $   1,158       $   226     $      --
  Less:  write-down to
    estimated fair value  (2)      --         (135)           (34)         (206)           --

  Bristol Medical Center           --        1,937          3,433           727            --
  Less:  write-down to
    estimated fair value(2)        --         (470)          (273)         (727)           --
                              -------      -------       --------      --------      ---------

       Subtotal                    --        2,073          4,284             20            --
                              -------      -------       --------      ---------       -------

Rental property held for sale:

  Aztec Village Shopping Center    --        1,205           2,152          390            --
  Less:  write-down to
    estimated fair value  (2)      --         (744)         (1,154)        (382)           --
                              -------     --------        --------      -------     ---------

      Subtotal                     --          461             998            8            --
                              -------     --------        --------      -------       -------

      Totals               $       --    $   2,534$          5,282    $      28    $       --
                             ========     ========        ========      =======     =========


(1)  The aggregate cost for Federal income tax purposes is $11,425
(2)  See Note 3 to Financial Statements

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP


         NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (In Thousands)


Reconciliation of gross amount at which real estate was carried for the years ended December 31, 1996 and 1995 and November 30, 1995 and 1994:

                                             Dec. 31,      Dec. 31,       Nov. 30,       Nov. 30,
                                               1996          1995           1995           1994
INVESTMENT IN REAL ESTATE
  Balance at beginning of period         $     9,325    $     9,324     $     9,362   $     9,680
     Additions during period:
         Improvements, etc.                      164              1              53            62
     Deletions during period:
         Disposals--                              --             --             (91)           --
         Provision for impairment of
           investment in real estate          (1,645)            --              --          (380)
                                          -----------     ---------      ----------    ----------

  Balance at end of period               $     7,844    $     9,325     $     9,324   $     9,362
                                          ==========     ==========      ==========    ==========

ACCUMULATED DEPRECIATION

  Balance at beginning of period         $     1,583    $     1,566     $     1,420   $     1,190
     Additions charged expenses                  203             17             237           230
     Disposals                                    --             --             (91)         --
                                          ----------         -------        ---------     -------

  Balance at end of period               $     1,786    $     1,583     $     1,566   $     1,420
                                          ==========        ========        =========     ========



                                INDEX TO EXHIBITS


           Exhibit Number                              Exhibit

                 27                            Financial Data Schedule