Form 10-Q
period 1997-03-31
RANCON INCOME FUND I
filed 1997-05-15
CIK 791996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                    Yes X No

         Total number of units outstanding as of March 31, 1997: 14,555

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                        March 31,                 December 31,
                                                                          1997                         1996
Assets Real estate investments:
    Rental property, net of accumulated
     depreciation of $1,467 and $1,423
     at March 31, 1997 and December 31,
     1996, respectively                                              $        4,927              $        4,954
    Rental property held for sale at estimated
     fair value                                                               1,111                       1,104
                                                                     --------------              --------------
       Net real estate investments                                            6,038                       6,058

Cash and cash equivalents                                                       509                         426
Deferred costs, net of accumulated amortization
    of $198 and $196 at March 31, 1997 and
    December 31, 1996, respectively                                              18                          19
Other assets                                                                     52                          28
                                                                     --------------              --------------
      Total assets                                                   $        6,617              $        6,531
                                                                     ==============              ==============

Liabilities and Partners' Equity (Deficit)
Liabilities:
   Accounts payable and other liabilities                            $          111              $           86
                                                                     --------------              --------------

Partners' equity (deficit):
   General Partner                                                             (170)                       (178)
   Limited Partners, 14,555 limited partnership
    units outstanding at March 31, 1997
    and December 31, 1996                                                     6,676                       6,623
                                                                     --------------              --------------

     Total partners' equity                                                   6,506                       6,445
                                                                     --------------              --------------

     Total liabilities and partners' equity                          $        6,617              $        6,531
                                                                     ==============              ==============


                 See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                              Statements of Income
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                                                                     Three months ended
                                                                                March 31,            March 31,
                                                                                  1997                 1996
                                                                           -------------         -------------
Revenue:
   Rental income                                                           $         303         $         305
   Interest and other income                                                           3                     2
                                                                           -------------         -------------

     Total revenue                                                                   306                   307
                                                                           -------------         -------------

Expenses:
   Operating                                                                         118                   131
   Depreciation and amortization                                                      46                    58
   General and administrative                                                         67                    73
                                                                           -------------         -------------

     Total expenses                                                                  231                   262
                                                                           -------------         -------------

Net income                                                                 $          75         $          45
                                                                           =============         =============

Net income per limited partnership unit                                    $        4.60         $        2.75
                                                                           =============         =============

Distributions per limited partnership unit:
   From net income                                                         $        0.96         $        3.09
   Representing return of capital                                                    ---                  1.10
                                                                           -------------         -------------

     Total distributions per limited partnership unit                      $        0.96         $        4.19
                                                                           =============         =============

Weighted average  number of limited  partnership  units
   outstanding  during the period used to compute net income
   and distributions per limited partnership unit                                 14,555                14,555
                                                                           =============         =============






                 See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
               For the three months ended March 31, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)

                                                             General               Limited
                                                             Partner               Partners             Total

Balance at December 31, 1996                              $        (178)        $      6,623        $       6,445

Net income                                                            8                   67                   75

Distributions                                                       ---                  (14)                 (14)
                                                          -------------         ------------        -------------

Balance at March 31, 1997                                 $        (170)        $      6,676        $       6,506
                                                          =============         ============        =============



Balance at December 31, 1995                              $        (164)        $      8,105        $       7,941

Net income                                                            5                   40                   45

Distributions                                                       ---                  (61)                 (61)
                                                          -------------         ------------        -------------

Balance at March 31, 1996                                 $        (159)        $      8,084        $       7,925
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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Statements of Cash Flows (in thousands)
                                   (Unaudited)

                                                                                      Three months ended
                                                                                           March 31,
                                                                                    1997               1996

Cash flows from operating activities:
  Net income                                                                       $     75         $        45
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                                        46                  58
Changes in certain assets and liabilities:
    Deferred costs                                                                       (1)                ---
    Other assets                                                                        (24)                (36)
    Accounts payable and other liabilities                                               25                 (29)
                                                                               ------------         -----------

       Net cash provided by operating activities                                        121                  38
                                                                               ------------         -----------

Cash flows from investing activities:
    Additions to real estate                                                            (24)               (133)
                                                                               ------------         -----------

       Net cash used for investing activities                                           (24)               (133)
                                                                               ------------         -----------

Cash flows from financing activities:
    Distributions to partners                                                           (14)                (61)
                                                                               ------------         -----------

       Net cash used for financing activities                                           (14)                (61)
                                                                               ------------         -----------

Net increase (decrease) in cash and cash equivalents                                     83                (156)

Cash and cash equivalents at beginning of period                                        426                 274
                                                                               ------------         -----------

Cash and cash equivalents at end of period                                     $        509         $       118
                                                                               ============         ===========





                 See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                 March 31, 1997
                                   (Unaudited)


Note 1.           THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors) and Glenborough Inland Realty Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Income Fund I, a California Limited Partnership, (the Partnership) as of March 31, 1997 and December 31, 1996, and the related statements of income, changes in partners' equity and cash flows for the three months ended March 31, 1997 and 1996.

Allocation of the profits and losses from operations are made pursuant to the terms of the Partnership Agreement. Generally, net income and distributions from operations are allocated 90% to the limited partners and 10% to the general partner. Net losses from operations are allocated 90% to the limited partners and 10% to the general partner until such time as a partner's account is reduced to zero. Additional losses will be allocated entirely to those partners with positive account balances until such balances are reduced to zero. In no event will the general partner be allocated less than 1% of net losses for any period. Distributions of cash from operations are generally allocated as follows: (i) first to the Limited Partners until they receive a noncumulative 6% return per annum on their unreturned capital contributions and (ii) the remainder, if any in a given year, shall be divided in the ratio of 90% to the Limited Partners and 10% to the General Partner.

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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                 March 31, 1997
                                   (Unaudited)


Reclassifications - Certain amounts in the 1996 financial statements have been reclassified to conform to the current year presentation.

Note 2.           REFERENCE TO 1996 AUDITED FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 1996 audited financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion addresses the Partnership's financial condition at March 31, 1997 and its results of operations for the three months ended March 31, 1997 and 1996. This information should be read in conjunction with the Partnership's audited December 31, 1996 Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

As of April 21, 1989, Rancon Income Fund I (the Partnership) was funded from the sale of 14,559 limited partnership units (Units) in the amount of $14,559,000. Four Units were retired in 1990 and 14,555 Units remain outstanding at March 31, 1997. As of March 31, 1997 the Partnership had cash of $509,000. The remainder of the Partnership's assets consist primarily of its investments in properties, which totaled approximately $6,038,000 at March 31, 1997.

The Partnership's primary source of funds consisted of the proceeds of its public offering of Units. As the Partnership was organized for the purpose of acquiring income producing properties, the cash generated from such properties, net of costs incurred in operating the properties, has also been a significant source of funds for the Partnership. Such cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund distributions to the limited partners. Another source of funds is the interest earned on cash balances.

All of the Partnership's assets are located in Southern California and have been directly affected by the economic weakness of the region. Management believes, however, that the market has flattened and is no longer falling in terms of sales prices. While prices have not increased significantly, the Southern California real estate markets appears to be improving. Management continues to evaluate the real estate market in which the Partnership's assets are located in an effort to determine the optimal time to dispose of them and realize their maximum value.

The Partnership currently owns three properties: Wakefield Industrial Center (a 44,200 square foot light industrial building in Temecula, California), Bristol Medical Center (a 52,311 square foot office building in Santa Ana, California) and Aztec Village Shopping Center (a 23,789 square foot retail center in San Diego, California).

Management believes that the Partnership's available cash together with the cash generated by the operations of the Partnership's properties will be sufficient to finance the Partnership's continued operations. As the Partnership's properties are owned free of mortgage indebtedness, the long term operations of the properties and the Partnership are expected to be comparable to the current operations. The Partnership is currently soliciting offers for the sale of Aztec Village Shopping Center. This rental property is classified as property held for sale on the Partnership's March 31, 1997 and December 31, 1996 balance sheets.

The increase in accounts payable and accrued expenses at March 31, 1997 is due to the accrual of property taxes which are payable in April 1997.

RESULTS OF OPERATIONS

Rental income remained consistent for the three months ended March 31, 1997 as compared to 1996. Occupancy rates as of March 31, 1997 were 85%, 42%, 100% for the Bristol Medical Center, Aztec Village Shopping Center and Wakefield Building properties, respectively, compared to 88%, 38% and 100%, respectively, as of March 31, 1996.

Operating expenses decreased $13,000 or 10% in 1997 compared to the same period in 1996 primarily due to a decrease in property taxes as a result of a reduction in the assessed value of the Partnership's Aztec Village property .

Depreciation and amortization expense for the three months ended March 31, 1997 decreased $12,000, or 21%, as compared to 1996. Of the decrease, $6,000 is a result of certain lease commissions becoming fully amortized during 1996 and the remaining $6,000 relates to a decrease in depreciation of the Aztec Village Shopping Center as such property is classified as held for sale and accordingly, depreciation of the asset has ceased.

The decrease in general and administrative expenses of $6,000 or 8% for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 is due to a payment of $6,000 for professional services in 1996 rendered in connection with the valuation of the limited partner interests; such payment was not incurred in 1997.

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


                                RANCON INCOME FUND I,
                                A CALIFORNIA LIMITED PARTNERSHIP


                                By:   RANCON INCOME PARTNERS I, L.P.
                                      General Partner




Date: May 15, 1997              By: /s/ Daniel L. Stephenson
                                   -------------------------
                                   Daniel L. Stephenson
                                   Director, President, Chief Executive Officer
                                   and Chief Financial Officer of Rancon
                                   Financial Corporation, General Partner of
                                   Rancon Income Partners I, L.P.