Form 10-Q
period 1997-06-30
RANCON INCOME FUND I
filed 1997-08-13
CIK 791996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                    Yes X No

          Total number of units outstanding as of June 30, 1997: 14,555

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)
                                                                        June 30,                  December 31,
                                                                          1997                         1996
Assets
Investments in real estate:
    Rental property, net of accumulated
     depreciation of $1,375 and $1,423
     at June 30, 1997 and December 31,
     1996, respectively                                              $        4,884              $        4,954
    Rental property held for sale                                             1,113                       1,104
                                                                     --------------              --------------
       Net real estate investments                                            5,997                       6,058

Cash and cash equivalents                                                       561                         426
Deferred costs, net of accumulated amortization
    of $27 and $196 at June 30, 1997 and
    December 31, 1996, respectively                                              18                          19
Other assets                                                                     55                          28
                                                                     --------------              --------------

      Total assets                                                   $        6,631              $        6,531
                                                                     ==============              ==============

Liabilities and Partners' Equity (Deficit)
Liabilities:
   Accounts payable and other liabilities                            $           84              $           86
                                                                     --------------              --------------

Partners' equity (deficit):
   General Partner                                                             (177)                       (178)
   Limited Partners, 14,555 limited partnership
    units outstanding at June 30, 1997
    and December 31, 1996                                                     6,724                       6,623
                                                                     --------------              --------------

     Total partners' equity                                                   6,547                       6,445
                                                                     --------------              --------------

     Total liabilities and partners' equity                          $        6,631              $        6,531
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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                              Statements of Income
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                                          Three months ended                       Six months ended
                                                      June 30,           June 30,              June 30,        June 30,
                                                        1997               1996                  1997            1996
                                                    ----------         ---------              ---------        ----------
Revenues:
 Rental income                                      $      256         $      282             $     559        $      587
 Interest and other income                                   4                 97                     7                99
                                                    ----------         ----------             ---------        ----------

        Total revenue                                      260                379                   566               686
                                                    ----------         ----------             ---------        ----------

Expenses:
 Operating                                                 107                156                   225               287
 Depreciation and amortization                              45                 59                    91               117
 General and administrative                                 67                 76                   134               149
                                                    ----------         ----------             ---------        ----------

        Total expenses                                     219                291                   450               553
                                                    ----------         ----------             ---------        ----------

Net income                                          $       41         $       88             $     116        $      133
                                                    ==========         ==========             =========        ==========

Net income per limited partnership unit             $     2.82         $      5.98            $     7.90       $      9.07
                                                    ==========         ===========            ==========       ===========

Distributions per limited partnership unit:
 From net income                                    $      ---         $      0.96            $     0.96       $      5.15
 Representing return of capital                            ---                 ---                   ---               ---
                                                    ----------         -----------            ----------       -----------

    Total distributions per limited
        partnership unit                            $      ---         $      0.96            $     0.96       $      5.15
                                                    ==========         ===========            ==========       ===========

Weighted   average   number   of   limited
  partnership units outstanding during the
  period  used to  compute  net income and
  distributions  per  limited  partnership
  unit                                                  14,555              14,555                14,555            14,555
                                                    ==========         ===========            ==========       ===========



                 See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
                 For the six months ended June 30, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)


                                                             General               Limited
                                                             Partner               Partners             Total

Balance at December 31, 1996                              $        (178)        $      6,623        $       6,445

Net income                                                            1                  115                  116

Distributions                                                       ---                  (14)                 (14)
                                                          -------------         ------------        -------------

Balance at June 30, 1997                                  $        (177)        $      6,724        $       6,547
                                                          =============         ============        =============



Balance at December 31, 1995                              $        (164)        $      8,105        $       7,941

Net income                                                            1                  132                  133

Distributions                                                       ---                  (75)                 (75)
                                                          -------------         ------------        -------------

Balance at June 30, 1996                                  $        (163)        $      8,162        $       7,999
                                                          =============         ============        =============













                 See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                       Six months ended
                                                                                           June 30,
                                                                                    1997               1996

Cash flows from operating activities:
  Net income                                                                   $        116         $       133
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                                        91                 117
Changes in certain assets and liabilities:
    Deferred costs                                                                       (2)                ---
    Other assets                                                                        (27)                 (4)
    Accounts payable and other liabilities                                               (2)                (59)
                                                                               -------------        -----------

       Net cash provided by operating activities                                        176                 187
                                                                               ------------         -----------

Cash flows from investing activities:
    Additions to real estate                                                            (27)               (133)
                                                                               ------------         -----------

Cash flows from financing activities:
    Distributions to partners                                                           (14)                (75)
                                                                               ------------         -----------

Net increase (decrease) in cash and cash equivalents                                    135                 (21)

Cash and cash equivalents at beginning of period                                        426                 274
                                                                               ------------         -----------

Cash and cash equivalents at end of period                                     $        561         $       253
                                                                               ============         ===========





                 See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1997
                                   (Unaudited)

Note 1.           THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors) and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Income Fund I, a California Limited Partnership, (the Partnership) as of June 30, 1997 and December 31, 1996, and the related statements of income for the three and six months ended June 30, 1997 and 1996, and changes in partners' equity (deficit) and cash flows for the six months ended June 30, 1997 and 1996.

Allocation of the profits and losses from operations are made pursuant to the terms of the Partnership Agreement. Generally, net income from operations is allocated to the general partner and limited partners in proportion to the amounts of cash from operations distributed to the partners for each fiscal year. If there are no distributions of cash from operations during such fiscal year, net income shall be allocated 90% to the limited partners and 10% to the general partner. Net losses from operations are allocated 90% to the limited partners and 10% to the general partner until such time as a partner's account is reduced to zero. Additional losses will be allocated entirely to those partners with positive account balances until such balances are reduced to zero. In no event will the general partner be allocated less than 1% of net income or net loss for any period. Distributions of cash from operations are generally allocated as follows: (i) first to the Limited Partners until they receive a noncumulative 6% return per annum on their unreturned capital contributions and
(ii) the remainder, if any in a given year, shall be divided in the ratio of 90% to the Limited Partners and 10% to the General Partner.

In December, 1994, RFC entered into an agreement with Glenborough Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $208,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1997
                                   (Unaudited)

substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC.

Reclassifications - Certain amounts in the 1996 financial statements have been reclassified to conform to the current year presentation.

Note 2.           REFERENCE TO 1996 AUDITED FINANCIAL STATEMENTS
                  ----------------------------------------------

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 1996 audited financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


INTRODUCTION

The following discussion addresses the Partnership's financial condition at June 30, 1997 and its results of operations for the six months ended June 30, 1997 and 1996. This information should be read in conjunction with the Partnership's audited December 31, 1996 Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

As of April 21, 1989, Rancon Income Fund I (the Partnership) was funded from the sale of 14,559 limited partnership units (Units) in the amount of $14,559,000. Four Units were retired in 1990 and 14,555 Units remain outstanding at June 30, 1997. As of June 30, 1997 the Partnership had cash and cash equivalents of $561,000. The remainder of the Partnership's assets consist primarily of its investments in real estate, which totaled approximately $5,997,000 at June 30, 1997.

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

All of the Partnership's assets are located in Southern California and have been directly affected by the economic weakness of the region. Management believes, however, that while prices have not increased significantly, the Southern California real estate market appears to be improving. Management continues to evaluate the real estate market in which the Partnership's assets are located in an effort to determine the optimal time to dispose of them and realize their maximum value.

The Partnership currently owns three properties: Wakefield Industrial Center (a 44,200 square foot light industrial building in Temecula, California), Bristol Medical Center (two office buildings totaling 52,311 square feet in Santa Ana, California) and Aztec Village Shopping Center (a 23,789 square foot retail center in San Diego, California).

Management believes that the Partnership's available cash together with the cash generated by the operations of the Partnership's properties will be sufficient to finance the Partnership's continued operations. As the Partnership's properties are owned free of mortgage indebtedness, the long term operations of the properties and the Partnership are expected to be comparable to the current operations. The Partnership is currently soliciting offers for the sale of Aztec Village Shopping Center. This rental property is classified as property held for sale on the Partnership's June 30, 1997 and December 31, 1996 balance sheets.

RESULTS OF OPERATIONS

Rental income decreased slightly in the six months ended June 30, 1997 compared to the same period in 1996. Occupancy rates as of June 30, 1997 were 83%, 42%, 100% for the Bristol Medical Center, Aztec Village Shopping Center and Wakefield Building properties, respectively, compared to 85%, 38% and 100%, respectively, as of June 30, 1996.

Interest and other income decreased $92,000, or 93%, primarily due to a one-time legal settlement of $96,000 at June 30, 1996 from a former tenant at the Bristol Medical Center.

Operating expenses decreased $62,000, or 22%, for the six months ended June 30, 1997 compared to the same period in 1996 primarily due to $37,000 of legal fees incurred in 1996 in connection with the settlement of a former tenant at Bristol Medical Center, a $10,000 decrease in property taxes as a result of a reduction in the assessed value of the Partnership's Aztec Village property and the write-off of uncollectable receivables in 1996 of $12,000.

Depreciation and amortization expense for the six months ended June 30, 1997 decreased $26,000, or 22%, as compared to 1996. Of the decrease, $12,000 is a result of certain lease commissions becoming fully amortized during 1996 and the remaining $14,000 relates to a decrease in depreciation of the Aztec Village Shopping Center as such property is classified as held for sale and accordingly, depreciation of the asset has ceased.

General and administrative expenses decreased $15,000, or 10%, for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. The decrease is primarily due to a payment of $6,000 for professional services in 1996 rendered in connection with the valuation of the limited partner interests combined with a decrease in the tax preparation fees of $11,000 as a result of additional one-time services incurred in 1996.

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


                            RANCON INCOME FUND I,
                            A CALIFORNIA LIMITED PARTNERSHIP


                            By:   RANCON INCOME PARTNERS I, L.P.
                                  General Partner




Date: August 14, 1997         By:   /s/ Daniel L. Stephenson
                                    ------------------------
                                    Daniel L. Stephenson
                                    Director, President, Chief Executive Officer
                                    and Chief Financial Officer of Rancon
                                    Financial Corporation, General Partner of
                                    Rancon Income Partners I, L.P.