Form 10-Q
period 1997-09-30
RANCON INCOME FUND I
filed 1997-11-14
CIK 791996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                 (650) 343-9300
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

       Total number of units outstanding as of September 30, 1997: 14,555

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                      September 30,               December 31,
                                                                        1997                          1996
Assets
Investments in real estate:
    Rental property, net of accumulated
     depreciation of $1,419 and $1,423 at
     September 30, 1997 and December 31,
     1996  , respectively                                            $        4,846              $        4,954
    Rental property held for sale                                             1,113                       1,104
                                                                     --------------              --------------
       Net real estate investments                                            5,959                       6,058

Cash and cash equivalents                                                       686                         426
Deferred costs, net of accumulated amortization
    of $29 and $196 at September 30, 1997 and
    December 31, 1996, respectively                                              15                          19
Other assets                                                                     50                          28
                                                                     --------------              --------------

      Total assets                                                   $        6,710              $        6,531
                                                                     ==============              ==============

Liabilities and Partners' Equity (Deficit)
Liabilities:
   Accounts payable and other liabilities                            $          112              $           86
                                                                     --------------              --------------

Partners' equity (deficit):
   General Partner                                                             (176)                       (178)
   Limited Partners, 14,555 limited partnership
    units outstanding at September 30, 1997
    and December 31, 1996                                                     6,774                       6,623
                                                                     --------------              --------------

     Total partners' equity                                                   6,598                       6,445
                                                                     --------------              --------------

     Total liabilities and partners' equity                          $        6,710              $        6,531
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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                              Statements of Income
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                                            Three months ended                      Nine months ended
                                                               September 30,                          September 30,
                                                       1997               1996                   1997              1996
                                                    ----------         ----- ----             ---------        ----------
Revenue:
 Rental income                                      $      283         $      261             $     842        $      848
 Interest and other income                                   4                 19                    11               118
                                                    ----------         ----------             ---------        ----------

        Total revenue                                      287                280                   853               966
                                                    ----------         ----------             ---------        ----------

Expenses:
 Operating                                                 102                126                   327               413
 Depreciation and amortization                              44                 57                   135               174
 General and administrative                                 62                 69                   196               218
                                                    ----------         ----------             ---------        ----------

        Total expenses                                     208                252                   658               805
                                                    ----------         ----------             ---------        ----------

Net income                                          $       79         $       28             $     195        $      161
                                                    ==========         ==========             =========        ==========

Net income per limited partnership unit             $     5.36         $     1.92             $   13.26        $    10.92
                                                    ==========         ==========             =========        ==========

Distributions per limited partnership unit:
 From net income                                    $     1.92         $     0.96             $    2.88        $     6.05
 Representing return of capital                            ---                ---                   ---               ---
                                                    ----------         ----------             ---------        ----------

    Total distributions per limited
        partnership unit                            $     1.92         $     0.96             $    2.88        $     6.05
                                                    ==========         ==========             =========        ==========

Weighted    average    number   of   limited
  partnership  units  outstanding  during  the
  period   used  to  compute  net  income  and
  distributions per limited partnership unit            14,555             14,555                14,555            14,555
                                                    ==========         ==========             =========        ==========






                 See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
              For the nine months ended September 30, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)

                                                             General               Limited
                                                             Partner               Partners             Total
Balance at December 31, 1996                              $        (178)        $      6,623        $       6,445

Net income                                                            2                  193                  195

Distributions                                                       ---                  (42)                 (42)
                                                          -------------         ------------        -------------

Balance at September 30, 1997                             $        (176)        $      6,774        $       6,598
                                                          =============         ============        =============



Balance at December 31, 1995                              $        (164)        $      8,105        $       7,941

Net income                                                            2                  159                  161

Distributions                                                       ---                  (88)                 (88)
                                                          -------------         ------------        -------------

Balance at September 30, 1996                             $        (162)        $      8,176        $       8,014
                                                          =============         ============        =============















                 See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                    1997               1996
Cash flows from operating activities:
  Net income                                                                   $        195        $        161
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                                       135                 174
Changes in certain assets and liabilities:
    Deferred costs                                                                       (1)                ---
    Other assets                                                                        (22)                  5
    Accounts payable and other liabilities                                               26                 (15)
                                                                               ------------         -----------

       Net cash provided by operating activities                                        333                 325
                                                                               ------------         -----------

Cash flows from investing activities:
    Additions to real estate                                                            (31)               (143)
                                                                               ------------         -----------

Cash flows from financing activities:
    Distributions to partners                                                           (42)                (88)
                                                                               ------------         -----------

Net increase in cash and cash equivalents                                               260                  94

Cash and cash equivalents at beginning of period                                        426                 274
                                                                               ------------         -----------

Cash and cash equivalents at end of period                                     $        686         $       368
                                                                               ============         ===========











                 See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1997
                                   (Unaudited)

Note 1.           THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors) and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Income Fund I, a California Limited Partnership, (the Partnership) as of September 30, 1997 and December 31, 1996, and the related statements of income for the three and nine months ended September 30, 1997 and 1996, and changes in partners' equity (deficit) and cash flows for the nine months ended September 30, 1997 and 1996.

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

                               September 30, 1997
                                   (Unaudited)

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

Note 3.           INVESTMENTS IN REAL ESTATE

At September 30, 1997, the Partnership owned three properties: Wakefield Industrial Center (a 44,200 square foot light industrial building in Temecula, California), Bristol Medical Center (two office buildings totaling 52,311 square feet in Santa Ana, California) and Aztec Village Shopping Center (a 23,789 square foot retail center in San Diego, California). Management is currently soliciting offers for the sale of Aztec Village Shopping Center; accordingly, this rental property is classified as property held for sale on the Partnership's September 30, 1997 and December 31, 1996 balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


INTRODUCTION

The following discussion addresses the Partnership's financial condition at September 30, 1997 and its results of operations for the nine months ended September 30, 1997 and 1996. This information should be read in conjunction with the Partnership's audited December 31, 1996 Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

As of April 21, 1989, Rancon Income Fund I (the Partnership) was funded from the sale of 14,559 limited partnership units (Units) in the amount of $14,559,000. Four Units were retired in 1990 and 14,555 Units remain outstanding at September 30, 1997. As of September 30, 1997 the Partnership had cash and cash equivalents of $686,000. The remainder of the Partnership's assets consist primarily of its investments in real estate, which totaled approximately $5,959,000 at September 30, 1997.

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

At September 30, 1997, the Partnership owned three properties: Wakefield Industrial Center (a 44,200 square foot light industrial building in Temecula, California), Bristol Medical Center (two office buildings totaling 52,311 square feet in Santa Ana, California) and Aztec Village Shopping Center (a 23,789 square foot retail center in San Diego, California). Management is currently soliciting offers for the sale of Aztec Village Shopping Center; accordingly, this rental property is classified as property held for sale on the Partnership's September 30, 1997 and December 31, 1996 balance sheets.

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

RESULTS OF OPERATIONS

Rental income remained consistent in the nine months ended September 30, 1997 compared to the same period in 1996. Occupancy rates as of September 30, 1997 were 82%, 46%, 100% for the Bristol Medical Center, Aztec Village Shopping Center and Wakefield Building properties, respectively, compared to 85%, 38% and 100%, respectively, as of September 30, 1996.

Interest and other income decreased $107,000, or 91%, primarily due to a one-time legal settlement of $110,000 in 1996 from a former tenant at the Bristol Medical Center.

Operating expenses decreased $86,000, or 21%, for the nine months ended September 30, 1997 compared to the same period in 1996 primarily due to $42,000 of legal fees incurred in 1996 in connection with the settlement of a former tenant at Bristol Medical Center. The remaining decrease is comprised of $9,000 of costs incurred in 1996 when the Partnership obtained appraisals of the rental properties, a $15,000 decrease in property taxes as a result of a reduction in the assessed value of the Partnership's Aztec Village property, and the write-off of uncollectable receivables in 1996 of $14,000.

Depreciation and amortization expense for the nine months ended September 30, 1997 decreased $39,000, or 22%, as compared to the same period in 1996. Of the decrease, $22,000 is a result of certain lease commissions and tenant improvements becoming fully amortized/depreciated and $17,000 relates to a decrease in depreciation of the Aztec Village Shopping Center as such property was classified as held for sale at December 31, 1996 and accordingly, depreciation of the asset ceased.

General and administrative expenses decreased $22,000, or 10%, for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The decrease is primarily due to a payment of $6,000 for professional services in 1996 rendered in connection with the valuation of the limited partner interests combined with a decrease in the tax preparation fees of $13,000 as a result of additional one-time services incurred in 1996.

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


                              RANCON INCOME FUND I,
                              A CALIFORNIA LIMITED PARTNERSHIP


                                 By:   RANCON INCOME PARTNERS I, L.P.
                                       General Partner




Date: November 14, 1997                 By: /s/ Daniel L. Stephenson
                                            -------------------------
                                            Daniel L. Stephenson
                                            Director, President,
                                            Chief Executive Officer
                                            and Chief Financial Officer
                                            of Rancon Financial
                                            Corporation, General Partner
                                            of Rancon  Income
                                            Partners I, L.P.