Form 10-Q/A
period 1997-09-30
RANCON INCOME FUND I
filed 1998-01-28
CIK 791996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 1997 to the nine months ended September 30, 1996

Rental income remained consistent in the nine months ended September 30, 1997 compared to the same period in 1996. Occupancy rates as of September 30, 1997 were 82%, 46%, 100% for the Bristol Medical Center, Aztec Village Shopping Center and Wakefield Building properties, respectively, compared to 85%, 38% and 100%, respectively, as of September 30, 1996. St. Jude's Heritage Health, a tenant representing 48% of the space at Bristol Medical Center, has signed a one year lease extension to September 30, 1998.

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

Comparison of the three months ended September 30, 1997 to the three months ended September 30, 1996

Rental income increased $22,000, or 8%, during the three months ended September 30, 1997 compared to the same period in 1996 primarily due to a reclassification of $10,000 in 1996 (from rental income to other income) received from a one-time legal settlement. Of the remaining increase, $5,000 relates to an increase in rent by a tenant at Bristol Medical Center and $7,000 relates to one-time rent abatements given to a tenant in 1996.

Interest and other income decreased $15,000, or 79%, due to a one-time legal settlement of $15,000 in 1996 from a former tenant at the Bristol Medical Center.

Operating expenses decreased $24,000, or 19%, for the three months ended September 30, 1997 compared to the same period in 1996 due to $5,000 of legal fees incurred in 1996 in connection with the settlement of a former tenant at Bristol Medical Center, an $8,000 decrease in property taxes as a result of a reduction in the assessed value of the Partnership's Aztec Village property and an $8,000 decrease in related tax appeal fees. Additionally, $3,000 of the 1996 expense related to the write-off of uncollectable receivables.

Depreciation and amortization expense for the three months ended September 30, 1997 decreased $13,000, or 23%, as compared to the same period in 1996. Of the decrease, $6,000 is a result of certain lease commissions and tenant improvements becoming fully amortized/depreciated and $7,000 relates to a decrease in depreciation of the Aztec Village Shopping Center as such property was classified as held for sale at December 31, 1996 and accordingly, depreciation of the asset ceased.

General and administrative expenses decreased $7,000, or 10%, for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The decrease is primarily due to a decrease in tax preparation fees of $15,000 as a result of additional one-time services incurred in 1996 combined with a $2,000 decrease in data processing charges.

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


                              RANCON INCOME FUND I,
                              A CALIFORNIA LIMITED PARTNERSHIP


                                 By:   RANCON INCOME PARTNERS I, L.P.
                                       General Partner




Date: January 28, 1998                 By: /s/ Daniel L. Stephenson
                                            -------------------------
                                            Daniel L. Stephenson
                                            Director, President,
                                            Chief Executive Officer
                                            and Chief Financial Officer
                                            of Rancon Financial
                                            Corporation, General Partner
                                            of Rancon  Income
                                            Partners I, L.P.