Form 10-K
period 1997-12-31
RANCON INCOME FUND I
filed 1998-03-30
CIK 791996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934. For the year ended December 31, 1997

                                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934. For the transition period from ____ TO ____


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

       Partnership's telephone number, including area code (650) 343-9300
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

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

                     DOCUMENTS INCORPORATED BY REFERENCE: None.

                                           Part I

Item 1.  Business

Rancon Income Fund I, a California Limited Partnership, ("the Partnership") was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The general partner of the Partnership is Rancon Income Partners I ("General Partner"). The Partnership was organized in 1986, completed its public offering of partnership units ("Units") in April 1989 and has 14,555 Units issued and outstanding. The Partnership has no employees.

At December 31, 1997, the Partnership owned three properties, which are more fully described in Item 2.

Competition Within the Market

Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and additional tenant improvements commensurate with local market conditions. Such competition may lead to rent concessions that could adversely affect the Partnership's cash flow. Although management believes the Partnership properties are competitive with comparable properties as to those factors within the Partnership's control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated at acquisition, or may need to sell earlier than anticipated, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Working Capital

The Partnership's practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies. The Partnership knows of no statistical information which allows comparison of its cash reserves to those of its competitors.

Item 2.  Properties

The Partnership currently owns the properties listed below:

                                                                                     Encumbrances at
     Name                        Location          Type           Size              December 31, 1997
     ----                        --------          ----           ----              -----------------
Wakefield Industrial     Temecula, California     Light           44,200 sq. ft.           None
  Center                                            Industrial

Bristol Medical Center   Santa Ana, California    Office          52,311 sq. ft.           None

Aztec Village
  Shopping Center        San Diego, California    Retail          23,789 sq. ft.           None


Wakefield Industrial Center

In April 1987, the Partnership acquired the Wakefield facility, at a cost of approximately $1,899,000 in addition to acquisition fees of $87,000. Wakefield consists of two buildings on three adjacent parcels of land comprising an aggregate of approximately 3.99 acres. The property is located in Temecula, California, on the west side of Jefferson Avenue, approximately 500 feet west of the Interstate 15 highway in an area that is zoned for "medium manufacturing".

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

According to research conducted by the Partnership's property manager, the market has approximately 7,120,000 square feet of existing industrial space, with an overall vacancy rate of 5%. The area offers a wide range of high quality, attractive industrial projects ranging from multi-tenant incubator space to large, single-user distribution facilities located in master-planned business parks. Of the 7,120,000 square feet, approximately 96,000 square feet of multi-tenant and free standing industrial space compete directly with the Wakefield Industrial Center. The average annual effective rents for the area approximate $3.60 per foot NNN (tenant pays all operating expenses, including taxes, insurance, and capital) depending on age, location and size of the property. Land prices for finished industrial lots range from $2.00 to $4.00 per square foot depending on zoning, size, location and amenities.

The occupancy level at December 31, 1997 and 1996 and November 30, 1995, 1994 and 1993, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last five years were:

                 Occupancy Level                 Average Annual Effective
                  Percentage                      Rent Per Square Foot
       1997            100%                                $  4.14
       1996            100%                                $  4.04
       1995            100%                                $  3.96
       1994            100%                                $  5.48
       1993            100%                                $  4.77

One tenant occupies 100% of the net rentable square footage of the two buildings. Principal terms of the lease and the nature of the tenant's business are as follows:

                                            Wakefield Engineering, Inc.
      Nature of Business:                       Manufacturer
      Lease Term:                               10 years
      Expiration Date:                          November 30, 2004
      Square Feet:                              44,200
      (% of rentable total):                    100%
      Annual Rent:                              $183,000
      Rent Increase:                            Annual - CPI
      Renewal Options:                          None

In 1996, due to projected cash flow analyses, management determined that the carrying value of Wakefield Industrial Center was in excess of the estimated fair value. As a result, in 1996, the Partnership recorded a provision for impairment of its investment in Wakefield Industrial Center of $175,000.

In the opinion of management, the property is adequately covered by insurance.

At December 31, 1997, the Wakefield Industrial Center property is unencumbered.

During 1997, the property was assessed property taxes of approximately $23,000 based on a tax rate of 1.27%.

Bristol Medical Center

In October 1987, the Partnership entered into an agreement with Rancon Financial Corporation ("RFC") to acquire Bristol Medical Center, for a total purchase price of $5,105,000, plus all costs incurred by RFC in ownership and management of the property from December 1986. The purchase price was paid in installments through May 1988, so that the Partnership was entitled to receive a percentage of the net operating income of the property exclusive of depreciation expense. The Partnership completed the purchase of the Bristol Medical Center in May 1988 for a total cost of $5,370,000.

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

The medical office market in which the property is located consists of approximately 189,847 rentable square feet in five projects, all of which are older Class "B" Buildings. The sub-market, consisting of smaller buildings, often houses converted to dental/medical offices and retail sites, is being condemned or purchased by the City of Santa Ana to widen Bristol Street. The project includes new retail buildings built on the reconfigured lots and a landscaped median, which should enhance the area considerably.

According to research conducted by the Partnership's property manager, net absorption in this area has been on a downward trend since 1992 when changes in the business environment for the medical industry pushed vacancy rates up. Total vacancy in this market was 15.67% for 1997, an increase of 1.07% from 1996. The annual rental rates for the area approximates $15.00 per square foot for modified gross (tenant pays utilities and interior janitorial costs) and $16.80 per square foot for full service gross (tenant pays interior janitorial costs).

The occupancy level at December 31, 1997 and 1996 and November 30, 1995, 1994 and 1993, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last five years were as follows:

                          Occupancy Level       Average Annual Effective
                            Percentage            Rent Per Square Foot
       1997                     83%                    $  19.00
       1996                     85%                    $  18.89
       1995                     91%                    $  18.76
       1994                     93%                    $  18.91
       1993                     98%                    $  18.82

The current annual rental rates range from $16.68 to $25.29 per square foot.

The current annual rental rates at Bristol Medical Center are higher than the market average as the leases in effect are old and were signed at a time when such rates were market rates. However, the vacancy rate at Bristol Medical Center remained at approximately 20% during 1997. The main obstacle in leasing space at Bristol Medical Center is the current state of the medical industry in Santa Ana, California. It appears that independent physicians not participating in a managed care group are going bankrupt and, as a result, no new doctors have leased space in the area in the last three years.

One tenant occupies more than ten percent of the net rentable square footage of the building. The principal terms of the lease and the nature of the tenant's business are as follows:

                                            St. Jude
                                            Heritage Health
                                            ---------------
      Nature of Business:                   Medical clinic
      Lease Term:                           1 year
      Expiration Date:                      September 30, 1998
      Square Feet:                          24,957
      (% of rentable total):                48%
      Annual Rent:                          $470,500
      Rent Increase:                        Annual - CPI
      Renewal Options:                      None

St. Jude Heritage Health has a one year contract to manage a neighboring hospital. Since the renewal of the St. Jude Heritage Health lease upon expiration is dependent upon their ability to renew their contract with the hospital, they do not commit to lease renewals with the Partnership in advance. In September 1997, management successfully executed a one year lease renew with St. Jude Heritage Health. Management believes, however, that the tenant will renew for another year in September 1998 as relations with the hospital and St. Jude Heritage Health appear positive.

In 1996, due to an increase in vacancy, the difficulty in leasing vacant space and projected cash flow analyses, management determined that the carrying value of the Bristol Medical Center was in excess of the estimated fair value. As a result, in 1996, the Partnership recorded a provision for impairment of its investment in Bristol Medical Center of $1,470,000.

In the opinion of management, the property is adequately covered by insurance.

At December 31, 1997, the Bristol Medical Center property is unencumbered.

During 1997, the property was assessed property taxes of approximately $59,000 based on a tax rate of 1.08%.

Aztec Village Shopping Center

In May 1988, the Partnership entered into an agreement with RFC to acquire the Aztec Village Shopping Center located in San Diego, California for $3,350,000, plus all costs incurred by RFC in ownership and management of the property from May 1988. The purchase price was paid in installments through February 1989, so that the Partnership was entitled to receive a percentage of the net operating income of the property exclusive of depreciation expense. The Partnership completed the purchase of the Aztec Village Shopping Center in February 1989 for a total cost of $3,357,000. Management does not expect much growth or appreciation for the shopping center and as such is currently marketing the property for sale. This rental property is classified as property held for sale on the Partnership's 1997 and 1996 balance sheets.

Aztec Village Shopping Center contains approximately 23,789 square feet of leasable space on approximately 1.52 acres. The shopping center is a single story structure constructed with a wood frame and concrete block walls with metal stud interior portioning and stucco and wood siding on the exterior. The shopping center parking lot contains parking for approximately 105 cars.

Aztec Village Shopping Center is located in east San Diego situated approximately five miles east of downtown, and is situated at the convergence of Route 8 Inland Freeway and Interstate 15. All freeways are readily accessible within ten minutes of driving. The property is on the south side of El Cajon Boulevard, which is a primary business street.

The trade area surrounding the Aztec Village Shopping Center is considered East San Diego and the western portions of La Mesa. According to research conducted by the Partnership's property manager, there are approximately 446,000 square feet of retail space along El Cajon Boulevard from College Avenue to 70th Street within the neighborhood area, with a combined vacancy rate of 11%, a decrease of 2% over 1996. The commercial sector consists of nine strip retail shopping centers and two supermarket anchored centers. Annual rental rates range from $9.00 to $13.20 per square foot NNN (tenant pays all operating expenses, including taxes, insurance, and capital) for the strip retail centers and $9.00 to $16.80 per square foot NNN for the anchored centers depending upon size, location, condition, and amenities of the property.

The immediate area surrounding San Diego State University, commencing at College Avenue and Montezuma, is slated for major redevelopment. The redevelopment will consist of adding 150,000 square feet of commercial space and over 1,000 residential units. This project will offer considerable competition to the Aztec Village Shopping Center and, due to its proximity to the campus, will command higher rents and strong national tenant interest. As of December 31, 1997, the construction has been delayed.

The occupancy level at December 31, 1997 and 1996 and November 30, 1995, 1994 and 1993, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last five years were:

                    Occupancy Level        Average Annual Effective
                      Percentage             Rent Per Square Foot
       1997               46%                   $     10.56
       1996               38%                   $     10.46
       1995               69%                   $     10.62
       1994               70%                   $      7.80
       1993               68%                   $     13.83

At the end of 1995, two tenants occupying a total of 6,530 square feet vacated the premises due to their financial instability. Management has continued to market the space but has been unsuccessful due to the poor economic area in which the property is located. Management believes potential business is attracted to the competitors' products which offer either anchor tenants and/or closer proximity to San Diego State University.

The current annual rental rates range from $9.00 to $15.49 per square foot. In addition, one tenant rents storage space at an annual rental rate of $3.69 per square foot.

One tenant occupies more than ten percent of the net rentable square footage of the building. The principal terms of the lease and the nature of the tenant's business are as follows:

                                              Music Trader, Inc.
                                              ------------------
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
      Rent Increase:                          Annual Fixed
      Renewal Options:                        None

In 1997 due to an increase in vacancy, the difficulty in leasing vacant space and projected cash flow analyses, management determined that the carrying value of the Aztec Village Shopping Center was in excess of the estimated fair value. As a result, in 1997, the Partnership recorded a provision for impairment of its investment in Aztec Village Shopping Center of $438,000.

In the opinion of management, the property is adequately covered by insurance.

At  December  31,  1997,  the  Aztec  Village   Shopping   Center   property  is
unencumbered.

During 1997, the property was assessed property taxes of approximately $13,000 based on a tax rate of 0.96%.

Item 3.           Legal Proceedings

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

                                     Part II

Item 5.  Market for Partnership's Common Equity and Related Stockholder Matters

Market Information
------------------
There is no established trading market for the Units.

Holders
-------
As of December 31, 1997, a total of 1,409 persons (Limited Partners) held Units.

Distributions
-------------
Distributions are paid from either Cash From Operations or Cash From Sales or Financing.

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

                                                 Amount           Amount
      Date of         Amount Distributed       Distributed    Distributed to
   Distribution       to Limited Partners       Per Unit      General Partner
     08/29/97          $      28,000           $   1.92             --
     02/28/97          $      14,000           $   0.96             --
    11/29/96           $      14,000           $   0.96             --
    08/30/96           $      14,000           $   0.96             --
    05/31/96           $      14,000           $   0.96             --
    03/01/96           $      60,000           $   4.12             --
    12/31/95           $      60,000           $   4.12             --
    08/31/95           $      61,000           $   4.19             --
    06/02/95           $      61,000           $   4.19             --
    03/02/95           $     182,000           $  12.50             --
    12/02/94           $     182,000           $  12.50             --

Of the total distributions noted above, $2.88, $7.00 and $12.99 per unit represented a return of capital for the fiscal years ended December 31, 1997 and 1996 and November 30, 1995, respectively.

Estimated distributions for 1998 will remain consistent with the 1997 level but there can be no assurance that the distribution level will not be adjusted.

Item 6.  Selected Financial Data

The following is selected financial data for the five years ended December 31, 1997 and 1996 and November 30, 1995, 1994 and 1993 (in thousands, except per Unit data).

                             1997         1996         1995       1994     1993
                           --------     -------     --------   --------  -------
Rental income            $  1,142   $    1,125   $   1,397  $   1,417  $ 1,304

Provision for
 impairment of
 investment in
 real estate             $    438   $    1,645   $      --  $     380  $    --

Net income (loss)        $   (165)  $   (1,394)  $     300  $     (69) $   403

Net income (loss)
  allocable to limited
  partners               $   (163)  $   (1,380)  $     297  $     (62) $   399

Net income (loss)
  per limited
  partnership unit       $ (11.20)  $   (94.81)  $   20.40  $   (4.26) $ 27.42

Total assets             $  6,323   $    6,531   $   8,159  $   8,483  $ 8,905

Cash distributions
  per  limited
  partnership unit       $   2.88   $     7.00   $   33.39  $   37.50  $ 50.00

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

As of April 21, 1989, Rancon Income Fund I ("the Partnership") was funded from the sale of limited partnership units ("Units") in the amount of $14,555,000. As of December 31, 1997, the Partnership had cash of $749,000. The remainder of the Partnership's assets consists primarily of its investments in properties, which totaled approximately $5,478,000 at December 31, 1997.

The Partnership's primary source of funds has consisted of the proceeds of its public offering of Units. As the Partnership was organized for the purpose of acquiring income producing properties, the cash generated from such properties, net of costs incurred in operating the properties, is also a significant source of funds for the Partnership. Another source of funds is the interest income earned on cash balances. Such cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund quarterly distributions to the limited partners.

All of the Partnership's assets are located in the Southern California region and have been directly affected by the economic weakness of the region. Management continues to evaluate the real estate market in Southern California in an effort to determine the optimal time to dispose of the assets and realize their maximum value.

Management believes that the Partnership's available cash together with the cash generated by the operations of the Partnership's properties will be sufficient to finance the Partnership's continued operations. Estimated distributions for 1998 will remain consistent with the 1997 level but there can be no assurance that the distribution level will not be adjusted. The Partnership is currently soliciting offers for the sale of Aztec Village Shopping Center. This rental property is classified as property held for sale on the Partnership's 1997 and 1996 balance sheets.

RESULTS OF OPERATIONS

Effective with the year ended December 31, 1995, the Partnership's reporting year changed from November 30 to December 31. Since the Partnership's operations are not seasonal, the analysis of operations compares the fiscal years ended December 31, 1996 and November 30, 1995.

Rental income increased slightly, 2%, for the year ended December 31, 1997 compared to the year ended December 31, 1996. The 19%, or $272,000, decrease for the year ended December 31, 1996 compared to the year ended November 30, 1995 is a result of decreased occupancy at Aztec Village Shopping Center and Bristol Medical Center combined with the decrease in billings for common area maintenance (CAM) and prior year recoveries due to the higher vacancies. Aztec Village Shopping Center lost two major tenants at the end of 1995 due to financial instability and has been unsuccessful in leasing the space. In addition, there were unexpected vacancies in 1996 at Bristol Medical Center due to the depressed market.

Interest and other income decreased $107,000, or 88%, in 1997 compared to 1996 and increased $115,000 in 1996 compared to 1995 primarily due to a one-time legal settlement of $111,000 in 1996 from a former tenant at Bristol Medical Center. Additionally, interest income has increased in 1997 compared to the same periods in 1996 and 1995 due to higher average invested cash balances.

Operating expenses decreased $52,000, or 11%, for the year ended December 31, 1997 compared to the same period in 1996 primarily due to $42,000 of legal fees incurred in 1996 in connection with the settlement of a former tenant at Bristol Medical Center. The remaining decrease relates to $9,000 of costs incurred in 1996 when the Partnership obtained appraisals of the rental properties. The $84,000, or 15%, decrease for the year ended December 31, 1996 compared to the year ended November 30, 1995 was partially due to the vacancies at Aztec Village Shopping Center and Bristol Medical Center. As a result miscellaneous operating expenses, electric expense and base management fees decreased $30,000, $20,000 and $8,000, respectively. In addition, there was a decrease in real estate taxes of $25,000 pertaining to all the Partnership's properties.

The $46,000, or 20%, decrease in depreciation and amortization expense for the year ended December 31, 1997 compared to the same period in 1996 is a result of the decrease in depreciation of the Aztec Village Shopping Center as such property was classified as held for sale at December 31, 1996 and accordingly, depreciation of the asset ceased. The $68,000, or 23%, decrease for the year ended December 31, 1996 compared to the year ended November 30, 1995 is primarily the result of certain lease commissions becoming fully amortized at Bristol Medical Center and Aztec Village Shopping Center at the end of 1995.

In 1997 and 1996, due to an increase in vacancy, the difficulty in leasing vacant space and projected cash flow analyses, management determined that the carrying value of the Partnership's rental properties were in excess of their estimated fair values. As a result, in 1997, the Partnership recorded a provision for impairment of its investment in Aztec Village Shopping Center of $438,000 and, in 1996, provisions for impairment of the investments in Bristol Medical Center and Wakefield Industrial Center were recorded in the amounts of $1,470,000 and $175,000, respectively.

General and administrative expenses decreased $14,000, or 5%, for the year ended December 31, 1997 compared to the year ended December 31, 1996 primarily due to additional one-time tax preparation fees of $13,000 incurred in 1996 resulting from the preparation of additional prior and current year tax returns. The $44,000, or 18%, increase in the year ended December 31, 1996 compared to the year ended November 30, 1995 is partially due to a the aforementioned tax preparation fees, $10,000 increase in quarterly overhead expense, a one-time payment of $5,000 for professional services rendered in connection with the valuation of the limited partner interests and an increase in data processing fees of $7,000. In addition, the Partnership incurred legal fees of approximately $9,000 associated with the management of the Partnership's and properties day-to-day affairs.

Year 2000 Compliance

The Partnership utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Partnership's software applications contain a source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such applications will be necessary. The Partnership has completed its identification of applications that are not yet "Year 2000" compliant and has commenced modification or replacement of such applications, as necessary. Given information known at this time about the Partnership's systems that are non-compliant, coupled with the Partnership's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect "Year 2000" compliance costs to have any material adverse impact on the Partnership's liquidity or ongoing results of operations. No assurance can be given, however, that all of the Partnership's systems will be "Year 2000" compliant or that compliance costs or the impact of the Partnership's failure to achieve substantial "Year 2000" compliance will not have a material adverse effect on the Partnership's future liquidity or results of operations.

Item 8.  Financial Statements and Supplementary Data

For information with respect to Item 8, see Financial Statements and Schedules as listed in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    Part III

Item 10. Directors and Executive Officers of the Partnership

Rancon Income Partners I is the General Partner of the Partnership. Daniel Lee Stephenson and Rancon Financial Corporation ("RFC") are the General Partners of Rancon Income Partners I, L.P. The executive officer and director of RFC is:

Daniel L. Stephenson           Director, President, Chief Executive Officer and
                               Chief Financial Officer

There is no fixed term of office for Mr. Stephenson.

Mr. Stephenson, age 54, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing itself as a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992 and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.

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

Security Ownership of Management

                                         Amount and Nature of
Title of Class  Name of Beneficial Owner Beneficial Ownership  Percent of Class
--------------  ------------------------ --------------------  ----------------

    Units         Daniel L. Stephenson      3 Units (trust)  Less than 1 percent

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

Item 13. Certain Relationships and Related Transactions

For the year ended December 31, 1997, the Partnership did not incur any costs reimbursable to RFC.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)  The following documents are filed as part of this report

      (1) Financial Statements:

          Report of Independent Public Accountants

          Balance Sheets as of December 31, 1997 and 1996

          Statements of Operationsfor the Years Ended December 31,1997 and 1996, the Month Ended December 31, 1995 and the Year Ended November 30,1995

          Statements of Partners'Equity (Deficit)for the Years Ended December31, 1997 and 1996, the Month Ended December 31, 1995 and the Year Ended November 30, 1995

          Statements ofCash Flows for the Years Ended December 31,1997 and 1996, the Month Ended December 31, 1995 and the Year Ended November 30,
          1995

          Notes to Financial Statements

      (2) Financial Statement Schedule:

          Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1997 and Note thereto

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


                              RANCON INCOME FUND I,
                              a California Limited Partnership
                              (Partnership)

                              By:   RANCON INCOME PARTNERS I, L.P.
                                    General Partner



Date:    March 27, 1998       By:   /s/ Daniel L. Stephenson
                                    ------------------------
                                    Daniel L. Stephenson,
                                    Director,President,Chief Executive Officer
                                    and Chief Financial Officer of
                                    Rancon Financial Corporation,
                                    General Partner of
                                    Rancon Income Partners I, L.P.




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


                              By:   RANCON INCOME PARTNERS I, L.P.
                                    General Partner



Date:    March 27, 1998       By:   /s/ Daniel L. Stephenson
                                    ------------------------
                                    Daniel L. Stephenson,
                                    Director,President, Chief Executive Officer
                                    and Chief Financial Officer of
                                    Rancon Financial Corporation,
                                    General Partner of
                                    Rancon Income Partners I, L.P.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE


                                                                          Page
                                                                          ----
Report of Independent Public Accountants                                    18

Financial Statements:

  Balance Sheets as of December 31, 1997 and 1996                           19

  Statements  of  Operations  for the years ended  December  31, 1997 and
    1996, the month ended December 31, 1995 and the year ended
    November 30, 1995                                                       20

  Statements of Partners'  Equity  (Deficit) for the years ended December
    31, 1997 and 1996, the month ended December 31, 1995
    and the year ended November 30, 1995                                    21

  Statements  of Cash Flows for the years  ended  December  31,  1997 and
    1996, the month ended December 31, 1995 and the year ended
    November 30, 1995                                                       22

  Notes to Financial Statements  23

Schedule:

         III -  Real Estate and Accumulated Depreciation
                as of December 31, 1997 and Note thereto                    29



All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
RANCON INCOME FUND I, A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of RANCON INCOME FUND I, A CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996, the month ended December 31, 1995 and the year ended November 30, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RANCON INCOME FUND I, A
CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, the month ended December 31, 1995 and the year ended November 30, 1995, in conformity with generally accepted accounting principles.

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





San Francisco, California             /s/ Arthur Andersen LLP
  February 11, 1998

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                           December 31, 1997 and 1996
                    (in thousands, except units outstanding)

                                                                   1997                  1996
                                                               -------------         ------------
Assets
Real estate investments:
   Rental property, net of accumulated depreciation of
     $1,463 and $1,423 at December 1997 and 1996,
     respectively                                              $      4,803          $      4,954
   Rental property held for sale, at estimated fair value               675                 1,104
                                                               ------------          ------------

     Net real estate investments                                      5,478                 6,058
                                                               ------------          ------------

Cash and cash equivalents                                               749                   426
Accounts receivable                                                      70                    17
Deferred costs, net of accumulated amortization of
   $30 and $196 at December 31, 1997 and 1996, respectively              15                    19
Other assets                                                             11                    11
                                                               ------------          ------------

     Total assets                                              $      6,323          $      6,531
                                                               ============          ============

Liabilities and Partners' Equity (Deficit)
Liabilities:
   Accounts payable and accrued expenses                       $         24          $         23
   Other liabilities                                                     61                    63
                                                               ------------          ------------

     Total liabilities                                                   85                    86
                                                               ------------          ------------

Partners' equity (deficit):
   General Partner                                                     (180)                 (178)
   Limited Partners (14,555 limited partnership
     units outstanding in 1997 and 1996)                              6,418                 6,623
                                                               -------------          ------------

     Total partners' equity                                           6,238                 6,445
                                                               ------------           ------------

     Total liabilities and partners' equity                    $      6,323          $      6,531
                                                               ============           ============




   The accompanying notes are an integral part of these financial statements.

                                       RANCON INCOME FUND I,
                                  A CALIFORNIA LIMITED PARTNERSHIP

                                      Statements of Operations
               For the years ended December 31, 1997 and 1996, the month ended December31, 1995 and for the year ended November 30, 1995
                              (in thousands, except per unit amounts)

                                                           For the            For the          For the           For the
                                                         year ended         year ended       month ended       year ended
                                                        December 31,       December 31,     December 31,      November 30,
                                                            1997               1996             1995              1995
Revenue:
 Rental income                                         $      1,142       $      1,125       $        57       $    1,397
 Interest and other income                                       15                122                 1                7
                                                       ------------       ------------       -----------       ----------

       Total revenue                                          1,157              1,247                58            1,404
                                                        ------------       ------------       -----------       ----------

Expenses:
 Operating, including $6 paid to Sponsor
    during the year ended November 30, 1995                     424                476                47              560
 Depreciation and amortization                                  181                227                19              295
 Provision for impairment of investments
    in real estate                                              438              1,645                --               --
 General and administrative, including
    $7 paid to Sponsor during the year
    ended November 30, 1995                                     279                293                20              249
                                                       ------------       ------------       -----------       ----------

       Total expenses                                         1,322              2,641                86            1,104
                                                       ------------       ------------       -----------       ----------

Net income (loss)                                      $       (165)      $     (1,394)      $       (28)      $      300
                                                        ============       ===========        ==========        =========

Net income (loss) per limited partnership unit         $     (11.20)      $     (94.81)      $    (1.92)       $    20.40
                                                        ============       ===========        ==========        =========

Distributions per limited partnership unit:
 Representing return of capital                        $       2.88       $       7.00       $     4.12        $    12.99
 From net income                                                 --                 --                --            20.40
                                                        -----------        -----------        ----------        ---------
       Total distributions per limited
          partnership unit                             $       2.88       $       7.00       $     4.12        $    33.39
                                                        ===========        ===========        =========         =========

Weighted average number of limited  partnership  units  outstanding  during each period used to compute net income (loss) and distributions
    per limited partnership unit                             14,555             14,555            14,555          14,555
                                                        ===========        ===========        ==========        =========




      The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit) For the years ended December 31, 1997 and 1996, the month ended
             December 31, 1995 and the year ended November 30, 1995
                                 (in thousands)


                                        General          Limited
                                        Partner         Partners      Total
                                       ----------     ----------   ----------
      Balance at November 30, 1994    $     (167)     $   8,382    $   8,215

      Distributions                           --           (486)        (486)

      Net income                                3            297         300
                                        ----------     ---------  -----------

      Balance at November 30, 1995          (164)         8,193        8,029

      Distributions                           --            (60)         (60)

      Net loss                                --            (28)         (28)
                                       ---------       --------    ---------

      Balance at December 31, 1995          (164)         8,105        7,941

      Distributions                           --           (102)        (102)

      Net loss                               (14)        (1,380)      (1,394)
                                       ---------       --------    ---------

      Balance at December 31, 1996          (178)         6,623        6,445

      Distributions                           --            (42)         (42)

      Net loss                                (2)          (163)        (165)
                                       ----------     ----------   ----------

      Balance at December 31, 1997     $    (180)     $   6,418    $   6,238
                                       ==========     ==========   ==========









   The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                             Statements of Cash Flows
        For the years ended December 31, 1997 and 1996, the month ended December
                    31, 1995 and the year ended November 30, 1995
                                  (in thousands)

                                                           For the             For the         For the            For the
                                                          year ended         year ended       month ended       year ended
                                                         December 31,       December 31,     December 31,      November 30,
                                                            1997               1996             1995              1995
                                                         -----------        -----------      -----------       -----------
Cash flows from operating activities:
   Net income (loss)                                      $    (165)        $   (1,394)        $      (28)    $      300
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation and amortization                              181                227                 19            295
     Provision for impairment of investments
       in real estate                                           438              1,645                 --             --
Changes in certain assets and liabilities:
     Accounts receivable                                        (53)                (1)                 7             (9)
     Deferred costs                                              (3)                (1)                --             --
     Other assets                                                --                 --                 35              7
     Payable to sponsor                                          --                 --                 --           (158)
     Accounts payable and accrued expenses                        1                (52)                --             32
     Other liabilities                                           (2)                (6)                14            (12)
                                                           --------          ---------          ---------      ---------
       Net cash provided by operating activities                397                418                 47            455
                                                           --------          ---------          ---------      ---------

Cash flows used for investing activities:
     Additions to real estate                                   (32)              (164)                 (1)          (53)
                                                           --------          ---------          ----------     ---------

Cash flows used for financing activities:
     Cash distributions to limited partners                     (42)              (102)                (60)         (486)
                                                           --------          ---------          ----------     ---------

Net increase (decrease) in cash and cash
     equivalents                                                323                152                 (14)          (84)

Cash and cash equivalents at beginning
     of period                                                  426                274                 288           372
                                                           --------          ---------          ----------     ---------

Cash and cash equivalents at end of period                $     749         $      426         $       274    $      288
                                                           ========          =========          ==========     =========





     The accompanying notes are an integral part of these financial statements.

                               RANCON INCOME FUND I,
                       A CALIFORNIA LIMITED PARTNERSHIP

                         Notes to Financial Statements

                   December 31, 1997, 1996 and November 30, 1995

Note 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Rancon Income Fund I ("the Partnership") was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April, 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (the General Partner) and Daniel Lee Stephenson, the initial limited partner, who indirectly owns and controls the General Partner. The General Partner and its affiliates are hereinafter referred to as the Sponsor. At December 31, 1997 and 1996, 14,555 units were issued and outstanding.

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

All of the Partnership's assets are located in the Southern California region and have been directly affected by the economic weakness of the region. Management continues to evaluate the real estate market in Southern California in an effort to determine the optimal time to dispose of the assets and realize their maximum value.

Management believes that the Partnership's available cash together with the cash generated by the operations of the Partnership's properties will be sufficient to finance the Partnership's continued operations. Estimated distributions for 1998 will remain consistent with the 1997 level but there can be no assurance that the distribution level will not be adjusted. The Partnership is currently soliciting offers for the sale of Aztec Village Shopping Center. This rental property is classified as property held for sale on the Partnership's 1997 and 1996 balance sheets.

General Partner and Management Matters

In December 1994, Rancon Financial Corporation ("RFC") entered into an agreement with Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation) ("Glenborough") whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, "the Rancon Partnerships") to perform or contract on the Partnership's behalf financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $208,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships. RFC has agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC or the Partnership.

Significant Accounting Policies

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

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the level of additional disclosure, if any, that may be required by SFAS 131. Additional disclosures that may be required will be provided beginning with the financial statements of the Partnership for the year ending December 31, 1998.

Rental Property to be Held and Used - Rental properties are stated at cost, and include the related land, unless events or circumstances indicate that cost cannot be recovered in which case carrying value is reduced to estimated fair value. Estimated fair value: (i) is based upon the Partnership's plans for the continued operation of each property; (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, and (iii) does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the

Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations.

Rental Property Held for Sale - Rental property held for sale is stated at its estimated fair value. Estimated fair value is computed using estimated sales price or appraised value of the property less selling costs and does not purport, for a specific property, to represent the sales price that the Partnership could obtain from third parties for such property.

Cash and cash equivalents - The Partnership considers all certificates of deposit and money marketfunds with original maturities of less than ninety days to be cash

Deferred Costs - Deferred lease commissions are amortized over the initial fixed term of the related lease agreement on a straight-line basis. Amortization expense was $7,000 and $24,000 for the years ended December 31, 1997 and 1996, respectively, and $58,000 for the year ended November 30, 1995.

Rental Income - Rental income is recognized as earned over the life of the respective leases.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the limited partners' share of the net income (loss).

Income Taxes - No provision for income taxes is included in the accompanying financial statements as the Partnership's results of operations are passed through to the partners for inclusion in their respective income tax returns. Net income (loss) and partners' equity for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, principally depreciation expense and the provision for impairment of investments in real estate.

Note 2.           RELATED PARTY TRANSACTIONS

Reimbursable Expenses and Management Fee to Sponsor

In 1994, the Partnership had an agreement with RFC for property management services. The agreement provided for a management fee equal to 5% of gross rentals collected in addition to reimbursement of certain administrative expenses incurred while managing properties. Fees and costs incurred under this agreement totaled $6,000 for the year ended November 30, 1995.

The Partnership Agreement also provided for the reimbursement of actual costs incurred by RFC in providing certain administrative, legal and development services necessary for the prudent operation of the Partnership. Reimbursable costs incurred by the Partnership and paid to RFC totaled $7,000 for the year ended November 30, 1995. Effective January 1, 1995, these services are provided by Glenborough as described in Note 1.

Note 3.  RENTAL PROPERTY, NET

Rental property as of  December 31, 1997 and 1996 is as follows:
---------------------------------------------------------------

                                                       1997                    1996
                                                        ----                    ----
Land                                              $    2,072,000        $     2,072,000
Buildings and improvements                             3,788,000              3,851,000
Tenant improvements                                      406,000                454,000
                                                   -------------         --------------
                                                       6,266,000              6,377,000
Less: accumulated depreciation                        (1,463,000)            (1,423,000)
                                                   -------------         --------------
         Total                                    $    4,803,000        $     4,954,000
                                                   =============         ==============

Rental property held for sale at December 31, 1997 and 1996 is as follows:
-------------------------------------------------------------------------
                                                      1997                    1996
                                                      ----                    ----
Land                                              $      312,000        $       461,000
Buildings and improvements                               632,000                920,000
Tenant improvements                                       70,000                 86,000
                                                   --------------        ---------------
                                                       1,014,000              1,467,000
Less: accumulated depreciation                          (339,000)              (363,000)
                                                   --------------        ---------------
         Total                                     $      675,000        $    1,104,000

                                                   ==============        ===============

At December 31, 1997 and 1996, the Aztec Village Shopping Center property is classified as held for sale.

None of the Partnership's properties are encumbered as of December 31, 1997.

In 1997 and 1996, due to an increase in vacancy, the difficulty in leasing vacant space and projected cash flow analyses, management determined that the carrying value of the Partnership's rental properties were in excess of their estimated fair values. As a result, in 1997, the Partnership recorded a provision for impairment of its investment in Aztec Village Shopping Center of $438,000 and, in 1996, provisions for impairment of the investments in Bristol Medical Center and Wakefield Industrial Center were recorded in the amounts of $1,470,000 and $175,000, respectively.

Note 4.           LEASES

The Partnership's rental properties are leased under operating leases that expire on various dates through November 2004. Minimum future rental income on non-cancelable operating leases as of December 31, 1997 is as follows:
                1998                           $     950,000
                1999                                 546,000
                2000                                 459,000
                2001                                 414,000
                2002                                 401,000
                Thereafter                         1,913,000
                                                 -----------
                  Total                        $   4,683,000
                                                 ===========

Note 5.           TAXABLE INCOME

The Partnership's tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly.

The Partnership's tax returns are filed on a calendar year basis. As such, the following is a reconciliation of the net income for financial reporting purposes to the estimated taxable income, for the years ended December 31, 1997 and 1996 and November 30, 1995, determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands).


                                                          1997            1996             1995
                                                          ----            ----             ----
Net income (loss) per financial statements          $       (165)   $    (1,394)    $        300
Provision for impairment of investments in
      real estate                                            438          1,645               --
Financial reporting depreciation in excess
      of tax depreciation                                    (19)            (4)              --
Rental income reported in a different period
      for tax than for financial reporting                   (40)           114              112
Operating revenues and expenses reported in a
      different period for tax than for financial
      reporting, net                                          48           (111)            (190)
                                                    ------------    ------------     ------------
Estimated net income for federal
      income tax purposes                           $        262    $        250     $        222
                                                     ===========     ===========      ===========


The following is a reconciliation as of December 31, 1997 and 1996 of partner's equity for financial reporting purposes to estimated partners' equity for federal income tax purposes (in thousands).

                                                      1997            1996
                                                      ----            ----
Partners' equity per financial statements       $      6,238    $      6,445
Cumulative provision for impairment of
      investments in real estate                       4,563           4,125
Financial reporting depreciation in excess
      of tax reporting depreciation                     (285)           (266)
Operating expenses recognized in a different
      period for financial reporting than for
      tax reporting, net                                  49               3
Other, net                                               (44)             (7)
                                                -------------   -------------
Estimated partners' equity for federal
      income tax purposes                       $     10,521    $     10,300
                                                =============   =============

                              RANCON INCOME FUND I,
                        A California Limited Partnership

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                                 (In Thousands)


COLUMN A                            COLUMN B           COLUMN C                 COLUMN D                        COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                   Initial Cost to            Subsequent to               Gross Amount Carried
                                                     Partnership                Acquisition               at December 31, 1997
                                                  ----------------           ----------------             --------------------
                                                            Buildings                                        Building
                                                               and                     Carrying                 and         (1,2)
   Description                   Encumbrances     Land     Improvements   Improvements   Cost       Land   Improvements     Total
------------------------------------------------------------------------------------------------------------------------------------

Rental Properties:

 Wakefield Facility               $    --    $     740      $    1,159    $    218     $  --      $   740     $  1,377     $  2,117
  Less:  Provisions for impairment
    in real estate  (2)                --         (135)           (116)       (123)       --         (135)        (239)        (374)

  Bristol Medical Center               --        1,937           3,327         729        --        1,937        4,056        5,993
  Less:  Provision for impairment
    in real estate(2)                  --         (470)           (271)       (729)       --         (470)      (1,000)      (1,470)
                                   --------  ----------      ---------    ----------   -------    ----------   --------    ---------

                    Subtotal           --        2,072           4,099          95        --        2,072        4,194        6,266
                                   --------  ----------      ---------    ----------   -------    ---------    --------    ---------

Rental property held for sale:

  Aztec Village Shopping Center        --        1,205           2,152         375        --        1,205        2,527        3,732
  Less:  Provision for impairment
    in real estate  (2)                --         (893)         (1,617)       (208)       --         (893)      (1,825)      (2,718)
                                   --------  ----------      ----------   ----------   -------    ---------    --------    ---------

                    Subtotal           --          312             535         167        --          312          702        1,014
                                   --------  ----------      ----------   ----------   -------    ---------   ---------    ---------

                     Totals       $    --    $   2,384      $    3,564    $    262     $  --      $  2,384    $  4,896     $  7,280
                                  =========  ==========      ==========   ==========   =======    =========   =========    =========


COLUMN A                           COLUMN F            COLUMN G                 COLUMN H                        COLUMN I
------------------------------------------------------------------------------ -----------------------------------------------------



                                                        Date                                                       Life
                                  Accumulated        Construction                 Date                         Depreciated
Description                       Depreciation          Began                   Acquired                           Over
------------------------------------------------------------------------------------------------------------------------------------



Rental Properties:                $    321              N/A                      4/20/87                       5 - 40 years

 Wakefield Facility                     --
  Less:  Provisions for impairment
    in real estate  (2)              1,142              N/A                      5/04/88                       5 - 40 years

  Bristol Medical Center                --
  Less:  Provision for impairment ---------
    in real estate(2)

                    Subtotal         1,463
                                  ---------


Rental property held for sale:


  Aztec Village Shopping Center        339              N/A                      2/20/89                       5- 40 years

  Less:  Provision for impairment       --
    in real estate  (2)           ---------

                    Subtotal           339
                                  ---------

                     Totals       $  1,802
                                  =========




(1)  The aggregate cost for Federal income tax purposes is $11,478
(2)  See Note 3 to Financial Statements

         NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (In Thousands)


Reconciliation of gross amount at which real estate was carried for the years ended December 31, 1997 and 1996 and the month ended December 31, 1995 and the year ended November 30, 1995:

                                           Dec. 31,      Dec. 31,       Dec. 31,       Nov. 30,
                                             1997          1996           1995           1995
INVESTMENT IN REAL ESTATE

  Balance at beginning of period       $     7,844    $     9,325     $     9,324   $     9,362
     Additions during period:
         Improvements, etc.                     32            164               1            53
     Deletions during period:
         Disposals(158)                       (158)            --              --           (91)
         Provision for impairment of
           investments in real estate         (438)        (1,645)             --            --
                                        -----------     ---------      ----------    -----------

  Balance at end of period             $     7,280    $     7,844     $     9,325   $     9,324
                                        ==========     ==========      ==========    ===========

ACCUMULATED DEPRECIATION

  Balance at beginning of period       $     1,786    $     1,583     $     1,566   $     1,420
     Additions charged expenses                174            203              17           237
     Disposals                                (158)            --              --           (91)
                                        ----------    -----------     -----------    ----------
  Balance at end of period             $     1,802    $     1,786     $     1,583   $     1,566
                                        ==========     ==========      ==========    ===========
