Form 10-Q
period 1998-03-31
RANCON INCOME FUND I
filed 1998-05-15
CIK 791996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________


                         Commission File Number: 0-16645


                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                      California                              33-0157561
                      ----------                              ----------
            (State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)                Identification No.)

         400 South El Camino Real, Suite 1100
                 San Mateo, California                         94402-1708
                 ---------------------                         ----------
       (Address of principal executive offices)                (Zip Code)

                                 (650) 343-9300
                                 --------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ---
         Total number of units outstanding as of March 31, 1998: 14,555

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                        March 31,                 December 31,
                                                                          1998                         1997
Assets                                                                  ---------                 ------------
------
    Rental property, net of accumulated
     depreciation of $1,505 and $1,463
     at March 31, 1998 and December 31,
     1997, respectively                                              $        4,763              $        4,803
    Rental property held for sale, at estimated
     fair value                                                                 675                         675
                                                                     --------------              --------------
       Net real estate investments                                            5,438                       5,478

Cash and cash equivalents                                                       849                         749
Accounts receivable                                                              54                          70
Deferred costs, net of accumulated amortization
    of $32 and $30 at March 31, 1998 and
    December 31, 1997, respectively                                              14                          15
Other assets                                                                     11                          11
                                                                     --------------              --------------
      Total assets                                                   $        6,366              $        6,323
                                                                     ==============              ==============

Liabilities and Partners' Equity (Deficit)
------------------------------------------
Liabilities:
   Accounts payable and other liabilities                            $          102              $           85
                                                                     --------------              --------------

Partners' equity (deficit):
   General Partner                                                             (179)                       (180)
   Limited Partners, 14,555 limited partnership
    units outstanding at March 31, 1998
    and December 31, 1997                                                     6,443                       6,418
                                                                     --------------              --------------

     Total partners' equity                                                   6,264                       6,238
                                                                     --------------              --------------

     Total liabilities and partners' equity                          $        6,366              $        6,323
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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                              Statements of Income
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                                                                    Three months ended
                                                                                         March 31,
                                                                           -----------------------------------
                                                                                1998                  1997
                                                                           -------------         -------------

Revenue:
   Rental income                                                           $         277         $         303
   Interest and other income                                                           6                     3
                                                                           -------------         -------------

     Total revenue                                                                   283                   306
                                                                           -------------         -------------

Expenses:
   Operating                                                                         121                   118
   Depreciation and amortization                                                      44                    46
   General and administrative                                                         64                    67
                                                                           -------------         -------------

     Total expenses                                                                  229                   231
                                                                           -------------         -------------

Net income                                                                 $          54         $          75
                                                                           =============         =============

Net income per limited partnership unit                                    $        3.64         $        5.08
                                                                           =============         =============

Distributions per limited partnership unit:
   From net income                                                         $        1.92         $        0.96
   Representing return of capital                                                     --
                                                                           -------------         -------------
     Total distributions per limited partnership unit                      $        1.92         $        0.96
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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
               For the three months ended March 31, 1998 and 1997
                                 (in thousands)
                                   (Unaudited)

                                       General               Limited
                                       Partner               Partners             Total
                                    -------------        -------------        -------------
Balance at December 31, 1997        $        (180)        $      6,418        $       6,238

Net income                                      1                   53                   54

Distributions                                  --                  (28)                 (28)
                                    -------------         -------------       --------------

Balance at March 31, 1998           $        (179)        $      6,443        $       6,264
                                    =============         ============        ==============



Balance at December 31, 1996        $        (178)        $      6,623        $       6,445

Net income                                      1                   74                   75

Distributions                                  --                  (14)                 (14)
                                    -------------         ------------        -------------
Balance at March 31, 1997           $        (177)        $      6,683        $       6,506
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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                           ------------------
                                                       1998             1997
                                                     --------         ----------
Cash flows from operating activities:
  Net income                                         $     54         $      75
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                          44                46
Changes in certain assets and liabilities:
    Accounts receivable                                    16                --
    Deferred costs                                         (1)               (1)
    Other assets                                           --               (24)
    Accounts payable and other liabilities                 17                25
                                                    ----------        ---------

       Net cash provided by operating activities          130               121
                                                    ----------        ---------

Cash flows from investing activities:
    Additions to real estate                               (2)              (24)
                                                    -----------        ---------

       Net cash used for investing activities              (2)              (24)
                                                    -----------        ---------

Cash flows from financing activities:
    Distributions to partners                             (28)              (14)
                                                    -----------        ---------

       Net cash used for financing activities             (28)              (14)
                                                    -----------        ---------

Net increase in cash and cash equivalents                 100                83

Cash and cash equivalents at beginning of period          749               426
                                                    ----------         ---------

Cash and cash equivalents at end of period          $     849         $     509
                                                    ==========        =========





                 See accompanying notes to financiaL statementS.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                 March 31, 1998
                                   (Unaudited)

Note 1.           THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors) and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation) ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Income Fund I, a California Limited Partnership, (the Partnership) as of March 31, 1998 and December 31, 1997, and the related statements of income, changes in partners' equity (deficit) and cash flows for the three months ended March 31, 1998 and 1997.

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

Effective January 1, 1995, RFC entered into an agreement with Glenborough whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998 the agreement was amended to eliminate Glenborough's responsibility for providing investor relation services. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified annual asset administration fee ($187,000 in 1998); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon
Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of the Partnership or RFC.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                 March 31, 1998
                                   (Unaudited)

Reclassifications - Certain amounts in the 1997 financial statements have been reclassified to conform to the current year presentation.

Note 2.           REFERENCE TO 1997 AUDITED FINANCIAL STATEMENTS
                  ----------------------------------------------

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 1997 audited financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


INTRODUCTION
------------
The following discussion addresses the Partnership's financial condition at March 31, 1998 and its results of operations for the three months ended March 31, 1998 and 1997. This information should be read in conjunction with the Partnership's audited December 31, 1997 Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As of April 21, 1989, Rancon Income Fund I (the Partnership) was funded from the sale of 14,559 limited partnership units (Units) in the amount of $14,559,000. Four Units were retired in 1990 and 14,555 Units remain outstanding at March 31, 1998. As of March 31, 1998 the Partnership had cash of $849,000. The remainder of the Partnership's assets consist primarily of its investments in properties, which totaled approximately $5,438,000 at March 31, 1998.

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

Management believes that the Partnership's available cash together with the cash generated by the operations of the Partnership's properties will be sufficient to finance the Partnership's continued operations. The Partnership is currently soliciting offers for the sale of Aztec Village Shopping Center. This rental property is classified as property held for sale on the Partnership's March 31, 1998 and December 31, 1997 balance sheets.

The increase in accounts payable and other liabilities from December 31, 1997 to March 31, 1998 is due to the accrual of property taxes which are payable in April 1998.

RESULTS OF OPERATIONS
---------------------
Rental income decreased $26,000 or 8.6% during the three months ended March 31, 1998 compared to the same period in 1997 due to a $13,000 decrease in rental income for Bristol Medical Center and a $13,000 decrease in operating expense reimbursements at the Wakefield Building. Occupancy rates as of March 31, 1998 were 79%, 46%, 100% for the Bristol Medical Center, Aztec Village Shopping Center and Wakefield Building properties, respectively, compared to 85%, 42% and 100%, respectively, as of March 31, 1997.

Operating expense, depreciation and amortization expense and general and administrative expense all remained consistent during the three months ended March 31, 1998 and the three months ended March 31, 1997.

Year 2000 Compliance
--------------------
The Partnership utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Partnership's software applications contain a source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such applications will be necessary. The Partnership has completed its identification of applications that are not yet "Year 2000" compliant and has commenced modification or replacement of such applications, as necessary. Given the information known at this time about the Partnership's systems that are non-compliant, coupled with the Partnership's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect "Year 2000" compliance costs to have any material adverse impact on the Partnership's liquidity or ongoing results of operations. No assurance can be given, however, that all of the Partnership's systems will be "Year 2000" compliant or that compliance costs or the impact of the Partnership's failure to achieve substantial "Year 2000" compliance will not have a material adverse effect on the Partnership's future liquidity or results of operations.

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


                          RANCON INCOME FUND I,
                          A CALIFORNIA LIMITED PARTNERSHIP


                          By:   RANCON INCOME PARTNERS I, L.P.
                                General Partner



Date: May 14, 1998        By:   /s/ Daniel L. Stephenson
                                ------------------------
                                Daniel L. Stephenson
                                Director, President, Chief Executive Officer
                                and Chief Financial Officer of
                                Rancon Financial Corporation,
                                General Partner of Rancon IncomePartners I,L.P.