Form 10-Q
period 1998-06-30
RANCON INCOME FUND I
filed 1998-08-13
CIK 791996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                    Yes X   No
                                       ---     ---
          Total number of units outstanding as of June 30, 1998: 14,555

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                        June 30,         December 31,
                                                                          1998                1997
                                                                     --------------    ---------------
Assets
------
Investments in real estate:
    Rental property, net of accumulated
     depreciation of $1,545 and $1,463
     at June 30, 1998 and December 31,
     1997, respectively                                              $        4,727     $        4,803
    Rental property held for sale, at estimated fair value                      675                675
                                                                     --------------     --------------
       Net real estate investments                                            5,402              5,478

Cash and cash equivalents                                                       976                749
Accounts receivable                                                              18                 70
Deferred costs, net of accumulated amortization
    of $33 and $30 at June 30, 1998 and
    December 31, 1997, respectively                                              12                 15
Other assets                                                                     17                 11

      Total assets                                                   $        6,425     $        6,323
                                                                     ==============     ==============

Liabilities and Partners' Equity (Deficit)
------------------------------------------
Liabilities:
   Accounts payable and other liabilities                            $          110     $           85
                                                                     --------------     --------------

Partners' equity (deficit):
   General Partner                                                             (179)              (180)
   Limited Partners, 14,555 limited partnership
    units outstanding at June 30, 1998
    and December 31, 1997                                                     6,494              6,418
                                                                     --------------     --------------

     Total partners' equity                                                   6,315              6,238
                                                                     --------------     --------------

     Total liabilities and partners' equity                          $        6,425     $        6,323
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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                              Statements of Income
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                                        Three months ended                Six months ended
                                                            June 30,                          June 30,
                                                    ----------  -----------            -----------  -----------
                                                       1998         1997                   1998         1997
                                                    ----------  -----------            -----------  -----------
Revenues:
 Rental income                                      $      267   $      256             $     544   $      559
 Interest and other income                                   8            4                    14            7
                                                    ----------   ----------             ---------   ----------

        Total revenue                                      275          260                   558          566
                                                    ----------   ----------             ---------   ----------

Expenses:
 Operating                                                 104          107                   225          225
 Depreciation and amortization                              41           45                    85           91
 General and administrative                                 79           67                   143          134
                                                    ----------   ----------             ---------   ----------

        Total expenses                                     224          219                   453          450
                                                    ----------   ----------             ---------   ----------

Net income                                          $       51   $       41             $     105   $      116

Net income per limited partnership unit             $     3.51   $     2.82             $    7.15   $     7.90
                                                    ==========   ===========            ==========  ==========

Distributions per limited partnership unit:
 From net income                                    $     1.92   $     0.96             $    1.92   $    0.96
 Representing return of capital                             --           --                    --          --
                                                    ----------   -----------            ----------  ----------

    Total distributions per limited
        partnership unit                            $     1.92   $     0.96             $    1.92  $     0.96
                                                    ==========   ===========            ==========  ==========

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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
                 For the six months ended June 30, 1998 and 1997
                                 (in thousands)
                                   (Unaudited)



                                      General         Limited
                                      Partner         Partners       Total

Balance at December 31, 1997       $       (180)   $     6,418   $      6,238

Net income                                    1            104            105

Distributions                                --            (28)           (28)
                                   -------------   ------------  -------------

Balance at June 30, 1998           $       (179)   $     6,494   $      6,315
                                   =============   ============  =============



Balance at December 31, 1996       $       (178)   $     6,623   $      6,445

Net income                                    1            115            116

Distributions                                --            (14)           (14)
                                   -------------   ------------  -------------

Balance at June 30, 1997           $       (177)   $     6,724   $      6,547
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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                           Six months ended
                                                               June 30,
                                                           ----------------
                                                          1998           1997
                                                      -------------------------
Cash flows from operating activities:
  Net income                                          $    105      $  116
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                           85          91
Changes in certain assets and liabilities:
    Account receivable                                      52          --
    Deferred costs                                          --          (2)
    Other assets                                            (6)        (27)
                                                                        (2)
                                                      ---------   ---------

       Net cash provided by operating activities           261         176
                                                      ---------   ---------

Cash flows from investing activities:
    Additions to real estate                                (6)        (27)
                                                      ---------    --------

Cash flows from financing activities:
    Distributions to partners                              (28)        (14)
                                                      ---------     -------

Net increase in cash and cash equivalents                  227         135

Cash and cash equivalents at beginning of period           749         426
                                                      ---------      ------

Cash and cash equivalents at end of period            $    976      $  561
                                                      =========      ======











                       See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1998
                                   (Unaudited)

Note 1.           THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES
                  -------------------------------------------------------
In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors) and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation) ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Income Fund I, a California Limited Partnership, (the Partnership) as of June 30, 1998 and December 31, 1997, and the related statements of income, for the three and six months ended June 30, 1998 and 1997, and the changes in partners' equity (deficit) and cash flows for the six months ended June 30, 1998 and 1997.

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

Effective January 1, 1995, RFC entered into an agreement with Glenborough whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998 the agreement was amended to eliminate Glenborough's responsibility for providing investor relation services and Preferred Partnership Services, Inc. ("PPS"), a California Corporation unaffiliated with the Partnership, contracted to assume these services. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified annual asset administration fee ($187,000 in 1998); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of the Partnership or RFC.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1998
                                   (Unaudited)

Note 2.           REFERENCE TO 1997 AUDITED FINANCIAL STATEMENTS
                  ----------------------------------------------

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 1997 audited financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


INTRODUCTION
------------
The following discussion addresses the Partnership's financial condition at June 30, 1998 and its results of operations for the six months ended June 30, 1998 and 1997. This information should be read in conjunction with the Partnership's audited December 31, 1997 Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As of April 21, 1989, Rancon Income Fund I (the Partnership) was funded from the sale of 14,559 limited partnership units (Units) in the amount of $14,559,000. Four Units were retired in 1990 and 14,555 Units remain outstanding at June 30, 1998. As of June 30, 1998 the Partnership had cash and cash equivalents of $976,000. The remainder of the Partnership's assets consist primarily of its investments in properties, which totaled approximately $5,402,000 at June 30, 1998.

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

Management believes that the Partnership's available cash together with the cash generated by the operations of the Partnership's properties will be sufficient to finance the Partnership's continued operations. The Partnership is currently soliciting offers for the sale of Aztec Village Shopping Center. This rental property is classified as property held for sale on the Partnership's June 30, 1998 and December 31, 1997 balance sheets.

The decrease in accounts receivable from December 31, 1997 to June 30, 1998 is primarily due to the collection of tenant rent receivables from Bristol Medical Center and Wakefield Industrial Center.

The increase in accounts payable and other liabilities from December 31, 1997 to June 30, 1998 is due to the accrual of property taxes and audit fees.

RESULTS OF OPERATIONS
---------------------
Rental income decreased only 2.7% in the six months ended June 30, 1998 compared to the same period in 1997. Occupancy rates as of June 30, 1998 were 75%, 46%, 100% for the Bristol Medical

Center, Aztec Village Shopping Center and Wakefield Building properties, respectively, compared to 83%, 42% and 100%, respectively,as of June 30, 1997.

Interest income increased in the six months ended June 30, 1998 compared to the same period in 1997, primarily due to the interest earned on a higher invested cash balance.

Operating expense, depreciation and amortization expense and general and administrative expense experienced only minimal variances during the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997.

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


                              RANCON INCOME FUND I,
                              A CALIFORNIA LIMITED PARTNERSHIP


                              By:   RANCON INCOME PARTNERS I, L.P.
                                     General Partner




Date: August 14, 1998         By:____________________________________
                                  Daniel L. Stephenson
                                  Director, President, Chief
                                  Executive    Officer   and
                                  Chief Financial Officer of
                                  Rancon Financial Corporation,
                                  General Partner  of Rancon  Income
                                  Partners I, L.P.