Form 10-Q
period 1998-09-30
RANCON INCOME FUND I
filed 1998-11-13
CIK 791996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                    Yes X  No
                                       ---
       Total number of units outstanding as of September 30, 1998: 14,555

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                     September 30,            December 31,
                                                         1998                     1997
                                                      (Unaudited)              (Audited)
                                                   ---------------           ---------------
Assets
------
Investments in real estate:
    Rental property, net of accumulated
     depreciation of $1,585 and $1,463 at
     September 30, 1998 and December 31,
     1997  , respectively                           $        4,742           $        4,803
    Rental property held for sale                              675                      675
                                                    --------------           --------------
       Net real estate investments                           5,417                    5,478

Cash and cash equivalents                                      966                      749
Accounts receivable                                             13                       70
Deferred costs, net of accumulated amortization
    of $36 and $30 at September 30, 1998 and
    December 31, 1997, respectively                             50                       15
Other assets                                                    24                       11
                                                    --------------           --------------

      Total assets                                  $        6,470           $        6,323
                                                    ==============           ==============

Liabilities and Partners' Equity (Deficit)
-----------------------------------------
Liabilities:
   Accounts payable and other liabilities           $          163           $           85
                                                    --------------           --------------

Partners' equity (deficit):
   General Partner                                            (179)                    (180)
   Limited Partners, 14,555 limited partnership
    units outstanding at September 30, 1998
    and December 31, 1997                                    6,486                    6,418
                                                    --------------           --------------

     Total partners' equity                                  6,307                    6,238
                                                    --------------           --------------

     Total liabilities and partners' equity         $        6,470           $        6,323
                                                    ==============           ==============

                       See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                              Statements of Income
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                                         Three months ended               Nine months ended
                                                            September 30,                    September 30,
                                                    -------------------------        ------------------------
                                                         1998          1997               1998         1997
                                                    ----------     ----------        ----------    ----------
Revenue:
 Rental income                                      $      246     $      283         $     790    $      842
 Interest and other income                                   5              4                19            11
                                                    ----------     ----------         ---------    ----------

        Total revenue                                      251            287               809           853
                                                    ----------     ----------         ---------    ----------

Expenses:
 Operating                                                 116            102               341           327
 Depreciation and amortization                              43             44               128           135
 General and administrative                                 73             62               216           196
                                                    ----------     ----------         ---------    ----------

        Total expenses                                     232            208               685           658
                                                    ----------     ----------         ---------    ----------

Net income                                          $       19     $       79         $     124    $      195
                                                    ==========     ==========         =========    ==========

Net income per limited partnership unit             $     1.31     $     5.36         $    8.45    $    13.26
                                                    ==========     ===========        =========    ==========

Distributions per limited partnership unit:
 From net income                                    $     1.86     $     1.92         $    3.78    $     2.88
 Representing return of capital                             --             --                --            --
                                                    ----------     ----------         ---------    ----------

    Total distributions per limited
        partnership unit                            $     1.86     $     1.92         $    3.78    $     2.88
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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
                  For the nine months ended September 30, 1998
                                 (in thousands)
                                   (Unaudited)



                                    General         Limited
                                    Partner         Partners        Total
                                 -------------   ------------   -------------
Balance at December 31, 1997     $        (180)  $      6,418   $       6,238

Net income                                   1            123             124

Distributions                               --            (55)            (55)
                                 -------------   ------------   -------------

Balance at September 30, 1998    $        (179)  $      6,486   $       6,307
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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                           Nine months ended
                                                             September 30,
                                                      -------------------------
                                                          1998          1997
                                                      -----------   -----------
Cash flows from operating activities:
  Net income                                          $      124    $      195
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                            128           135
Changes in certain assets and liabilities:
    Accounts receivable                                       57           (16)
    Deferred costs                                           (41)           (1)
    Other assets                                             (13)           (6)
    Accounts payable and other liabilities                    78            26
                                                      ----------     ---------

       Net cash provided by operating activities             333           333
                                                      ----------     ---------

Cash flows from investing activities:
    Additions to real estate                                 (61)          (31)
                                                      ----------     ---------

Cash flows from financing activities:
    Distributions to partners                                (55)          (42)
                                                      ----------    ----------

Net increase in cash and cash equivalents                    217           260

Cash and cash equivalents at beginning of period             749           426
                                                      ----------     ---------

Cash and cash equivalents at end of period            $      966     $     686
                                                      ==========     =========











                       See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1998
                                   (Unaudited)

Note 1.   THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES
          -------------------------------------------------------
In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors) and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Income Fund I, a California Limited Partnership, (the Partnership) as of September 30, 1998 and December 31, 1997, and the related statements of income for the three and nine months ended September 30, 1998 and 1997, and changes in partners' equity (deficit) and cash flows for the nine months ended September 30, 1998 and 1997.

Allocation of the profits and losses from operations are made pursuant to the terms of the Partnership Agreement. Generally, net income from operations is allocated to the general partner and limited partners in proportion to the amounts of cash from operations distributed to the partners for each fiscal year. In no event shall the General Partner be allocated less than one percent of such income. If there are no distributions of cash from operations during such fiscal year, net income shall be allocated 90% to the limited partners and 10% to the general partner. Net losses from operations are allocated 90% to the limited partners and 10% to the general partner until such time as a partner's account is reduced to zero. Additional losses will be allocated entirely to those partners with positive account balances until such balances are reduced to zero. In no event will the general partner be allocated less than 1% of net income or net loss for any period. Distributions of cash from operations are generally allocated as follows: (i) first to the limited partners until they receive a noncumulative 6% return per annum on their unreturned capital contributions and (ii) the remainder, if any in a given year, shall be divided in the ratio of 90% to the limited partners and 10% to the general partner.

Effective January 1, 1995, RFC entered into an agreement with Glenborough whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998 the agreement was amended to eliminate Glenborough's responsibility for providing investor relation services and Preferred Partnership Services, Inc. ("PPS"), a California Corporation unaffiliated with the Partnership, contracted to assume these services. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified annual asset administration fee ($187,000 in 1998); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) management fees of 5% of gross rental receipts. As

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                          Notes to Financial Statements

                               September 30, 1998
                                   (Unaudited)



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
------------
The following discussion addresses the Partnership's financial condition at September 30, 1998 and its results of operations for the nine months ended September 30, 1998 and 1997. This information should be read in conjunction with the Partnership's audited December 31, 1997 Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As of April 21, 1989, Rancon Income Fund I (the Partnership) was funded from the sale of 14,559 limited partnership units (Units) in the amount of $14,559,000. Four Units were retired in 1990 and 14,555 Units remain outstanding at September 30, 1998. As of September 30, 1998 the Partnership had cash and cash equivalents of $966,000. The remainder of the Partnership's assets consist primarily of its investments in real estate, which totaled approximately $5,417,000 at September 30, 1998.

The Partnership's primary source of funds consisted of the proceeds of its public offering of Units. Cash generated from operating the three rental properties has also been a significant source of funds for the Partnership. Cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund distributions to the limited partners. Another source of funds has been the interest earned on invested cash balances.

The Partnership owns three properties: Wakefield Industrial Center (a 44,200 square foot light industrial building in Temecula, California), Bristol Medical Center (two office buildings totaling 52,311 square feet in Santa Ana, California) and Aztec Village Shopping Center (a 23,789 square foot retail center in San Diego, California).

Management believes that the Partnership's available cash together with the cash generated by the operations of the Partnership's properties will be sufficient to finance the Partnership's continued operations. The Partnership is currently soliciting offers for the sale of Aztec Village Shopping Center. This property is classified as rental property held for sale on the Partnership's September 30, 1998 and December 31, 1997 balance sheets.

The decrease in accounts receivable from December 31, 1997 to September 30, 1998 was primarily due to the collection of tenant rent receivables from all the properties.

The increase in accounts payable and other liabilities from December 31, 1997 to September 30, 1998 was due to the increase in the accrual for property operating expenses and property taxes.

RESULTS OF OPERATIONS
---------------------
Comparison of the nine months ended September 31, 1998 to the nine months ended September 31, 1997:

Rental income decreased by $52,000 (or 6%) for the nine months ended September 30, 1998 compared to the same period in 1997. The decrease was due to two of the tenants moved out and one of the tenants - St. Jude Hospital downsizing leased office space in September 1998 at Bristol Medical Center. Occupancy rates as of September 30, 1998 were 58%, 46%, 100% at Bristol Medical Center, Aztec Village Shopping Center and The Wakefield Building, respectively, compared to 82%, 46% and 100%, respectively, as of September 30, 1997.

Interest and other income, which consists primarily of interest on cash investments, increased for the nine months ended September 30, 1998 compared to the same period in 1997. The increase was due to the interest earned on a higher invested cash balance.

Operating expenses increased $14,000, or 4%, for the nine months ended September 30, 1998 compared to the same period in 1997. The increase primarily resulted from $17,000 of bad debt expense at Bristol Medical Center due to two tenants defaulting on their leases.

Depreciation and amortization expense decreased by $7,000, or 5%, for the nine months ended September 30, 1998 compared to the same period in 1997. The decrease was a result of certain tenant improvements at Bristol Medical Center becoming fully depreciated.

General and administrative expenses increased $20,000, or 10%, for the nine months ended September 30, 1998 compared to the same period in 1997. The increase consisted of the aggregate of a number of relatively small increases in various general and administrative costs.

Comparison of the three months ended September 30, 1998 to the three months ended September 30, 1997:

Rental income decreased $37,000 or 13% for the three months ended September 30, 1998 compared to the same period in 1997 due to two of the tenants moved out and one of the tenants - St. Jude Hospital downsizing their office space in September 1998 at Bristol Medical Center.

Interest and other income for the three months ended September 30, 1998 was consistent with the same period in 1997.

Operating expenses increased $14,000, or 14%, for the three months ended September 30, 1998 compared to the same period in 1997. The increase resulted from an $8,000 increase in electricity expenses at Bristol Medical Center and a $6,000 increase in other miscellaneous operating expenses.

General and administrative expenses increased $11,000, or 18%, for the three months ended September 30, 1998 compared to the same period in 1997. The increase consisted of the aggregate of a number of relatively small increases in various general and administrative costs.

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


                              RANCON INCOME FUND I,
                              A CALIFORNIA LIMITED PARTNERSHIP


                              By:   RANCON INCOME PARTNERS I, L.P.
                              General Partner




Date: November 14, 1998         By: /s/ Daniel L. Stephenson
                                    ------------------------
                                    Daniel L. Stephenson
                                    Director, President, Chief Executive Officer
                                    and Chief Financial Officer of Rancon
                                    Financial Corporation, General Partner of
                                    Rancon Income Partners I, L.P.