Form 10-K
period 1998-12-31
RANCON INCOME FUND I
filed 1999-03-31
CIK 791996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                        For the year ended December 31, 1998

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934.
                        For the transition period from to

                         Commission file number: 0-16645

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                        ---------------------------------
                (Exact name of registrant as specified in its charter)

                      California                           33-0157561
                      ----------                           ----------
           (State or other jurisdiction                 (I.R.S. Employer
           of incorporation or organization)             Identification No.)

         400 South El Camino Real, Suite 1100                94402-1708
                                                             ----------
                 San Mateo, California                       (Zip Code)
                 ---------------------
       (Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
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

At December 31, 1998, the Partnership owned three properties, which are more fully described in Item 2.

Competition Within the Market
-----------------------------
Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and additional tenant improvements commensurate with local market conditions. Such competition may lead to rent concessions that could adversely affect the Partnership's cash flow. Although management believes the Partnership properties are competitive with comparable properties as to those factors within the Partnership's control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated at acquisition, or may need to sell earlier than anticipated, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Working Capital
---------------
The Partnership's practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies. The Partnership knows of no statistical information which allows comparison of its cash reserves to those of its competitors.

Item 2.           Properties

The Partnership currently owns the properties listed below:

                                                            Encumbrances at
            Name                        Location                   Type           Size              December 31, 1998
            ----                        --------                   ----           ----              -----------------
Wakefield Industrial             Temecula, California           Light            44,200 sq. ft.           None
  Center                                                          Industrial

Bristol Medical Center           Santa Ana, California          Office           52,311 sq. ft.           None

Aztec Village
  Shopping Center                San Diego, California          Retail           23,789 sq. ft.           None

Wakefield Industrial Center

In April 1987, the Partnership acquired the Wakefield facility, at a cost of approximately $1,899,000 plus acquisition fees of $87,000. Wakefield consists of two buildings on approximately 3.99 acres of land. The property is located in Temecula, California, on the west side of Jefferson Avenue, approximately 500 feet west of the Interstate 15 highway in an area that is zoned for "medium manufacturing".

Both buildings are composed of concrete tilt-up construction and have central heating and air conditioning systems in the office areas. One building contains approximately 25,000 square feet of leasable space, of which approximately 5,900 square feet is office space with the balance used for manufacturing and related purposes. The other building contains approximately 19,200 square feet of leasable space of which approximately 4,800 square feet is office space with the balance used for warehousing and related purposes. The Wakefield facility provides uncovered parking for approximately 54 cars and includes partially improved land which is used for car parking and truck access.

According to research conducted by the Partnership's property manager, the market has approximately 7,549,000 square feet of existing industrial space, with an overall vacancy rate of 4%. The area offers a wide range of high quality, attractive industrial projects ranging from multi-tenant incubator space to large, single-user distribution facilities located in master-planned business parks. There is approximately 325,000 square feet of multi-tenant and free standing industrial space that competes directly with Wakefield Industrial Center. The asking rent for industrial space in this area ranges between $4.32 industrial gross to $6.60 per foot NNN (tenant pays all operating expenses, including taxes, insurance, and capital).

The occupancy level at December 31, 1998, 1997 and 1996 and November 30, 1995 and 1994, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last five years were as follows:
                    Occupancy Level                 Average Annual Effective
                      Percentage                      Rent Per Square Foot
                      ----------                      --------------------
       1998              100%                                $  4.31
       1997              100%                                $  4.14
       1996              100%                                $  4.04
       1995              100%                                $  3.96
       1994              100%                                $  5.48

One tenant occupies 100% of the net rentable square footage of the two buildings. The principal terms of the lease and the nature of the tenant's business are as follows:

                                  Wakefield Engineering, Inc.
                                  ---------------------------
      Nature of Business:             Manufacturer
      Lease Term:                     10 years
      Expiration Date:                November 30, 2004
      Square Feet:                    44,200
      (% of rentable total):          100%
      Annual Rent:                    $191,000
      Rent Increase:                  Annual - CPI
      Renewal Options:                None

In 1996, management determined that the carrying value of Wakefield Industrial Center was in excess of the estimated fair value. As a result, the Partnership recorded a provision for impairment of its investment in Wakefield Industrial Center of $175,000. No such provision was recorded in 1997 or 1998.

In the opinion of management, the property is adequately covered by insurance.

At December 31, 1998, the Wakefield Industrial Center property is unencumbered.

During 1998, the property was assessed property taxes of approximately $22,500 based on a tax rate of 1.15%.

Bristol Medical Center
----------------------
In October 1987, the Partnership entered into an agreement with Rancon Financial Corporation ("RFC") to acquire Bristol Medical Center for a purchase price of $5,105,000, plus all costs incurred by RFC in ownership and management of the property from December 1986. The purchase price was paid in installments through May 1988, for a total cost of $5,370,000. Bristol Medical Center is located in Santa Ana, California, on the west side of Bristol Street, approximately 1.5 miles from a major east-west freeway and approximately 2 miles from a major north-south freeway. The John Wayne Orange County airport is located 2.5 miles northwest of the property.

Bristol Medical Center consists of two two-story medical office buildings and related parking spaces on approximately 3.42 acres. The two office buildings contain an aggregate of approximately 52,311 net rentable square feet of office space. Each of the buildings has one elevator and three stairways, and each suite is served by its own roof-mounted heating and air conditioning unit. The property contains uncovered parking for approximately 299 cars.

According to research conducted by the Partnership's property manager, the direct market area consists of five medical buildings totaling approximately 189,847 rentable square feet, all of which are older Class "B" Buildings. The sub-market, consisting of smaller dental/medical offices and retail sites is being condemned or purchased by the City of Santa Ana to widen Bristol Street. The renovation project underway by the City of Santa Ana will include new retail buildings and a landscaped median, which should enhance the area considerably. Net absorption in this area has been on a downward trend since 1992 when changes in the health care industry began. Total vacancy in this market increased to approximately 20% in 1998 an increase of approximately 4% from 1997. The annual rental rates for the area range from $12.00 per square foot to $16.80 per square foot modified gross (tenant pays interior janitorial costs).

The occupancy level at December 31, 1998, 1997 and 1996 and November 30, 1995 and 1994, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last five years were as follows:

                  Occupancy Level                 Average Annual Effective
                    Percentage                      Rent Per Square Foot
                    ----------                      --------------------
       1998             60%                              $  18.40
       1997             83%                              $  19.00
       1996             85%                              $  18.89
       1995             91%                              $  18.76
       1994             93%                              $  18.91

The current annual rental rates range from $16.20 to $26.31 per square foot.

The current annual rental rates at Bristol Medical Center are higher than the market average as the leases in effect are old and were signed at a time when such rates were market rates. The occupancy at Bristol Medical Center decreased from 83% at December 31, 1997 to 60% at December 31, 1998 due to the reduction in leased space by St. Jude Heritage Health (St. Jude). The lease with St. Jude expired on September 30, 1998, at which time the tenant signed a new lease for 11,283 square feet (compared to the 24,957 square feet the tenant previously leased). Leasing space at Bristol Medical Center is difficult as changes in the healthcare industry have reduced the number of independent physicians opening second offices. Additionally, physicians appear to be leasing space at retail locations, which tend to offer more exposure than the traditional medical buildings.

There is one tenant that occupies more than ten percent of the net rentable square footage of the Bristol Medical Center. The principal terms of the lease and the nature of the tenant's business are as follows:

                                       St. Jude
                                       Heritage Health
                                       ---------------
      Nature of Business:              Medical clinic
      Lease Term:                      5 year
      Expiration Date:                 August 31, 2003
      Square Feet:                     11,283
      (% of rentable total):           22%
      Annual Rent:                     $198,300
      Rent Increase:                   Annual - CPI
      Renewal Options:                 None

Due to an increase in vacancy, the difficulty in leasing vacant space and projected cash flow analyses, management determined that the carrying value of the Bristol Medical Center was in excess of the estimated fair value. As a result, in 1998 and 1996, the Partnership recorded a provision for impairment of its investment in Bristol Medical Center of $451,000 and $1,470,000, respectively.

In the opinion of management, the property is adequately covered by insurance.

At December 31, 1998, the Bristol Medical Center property is unencumbered.

During 1998, the property was assessed property taxes of approximately $51,000 based on a tax rate of 1.01%.

Aztec Village Shopping Center
-----------------------------
In May 1988, the Partnership entered into anagreement with RFC to acquire the Aztec Village Shopping Center located in San Diego, California for $3,350,000, plus all costs incurred by RFC in ownership and management of the property from May 1988. The purchase price was paid in installments through February 1989, for a total cost of $3,357,000. Aztec Village Shopping Center is located in east San Diego situated approximately five miles east of downtown, and is situated at the convergence of Route 8 Inland Freeway and Interstate 15. All freeways are readily accessible within ten minutes of driving. The property is on the south side of El Cajon Boulevard, which is a primary business street. Management does not expect much appreciation in the value of the shopping center and as such has been marketing the property for sale. In February 1999, the Partnership entered into an agreement to sell Aztec Village Shopping Center to an unaffiliated entity for $1,000,000 which would result in a gain of approximately $260,000. The sale is expected to close during the second quarter of 1999; however, the sale is subject to a number of contingencies including satisfactory completion of due diligence and customary closing conditions. As a result, there can be no assurance that this sale will be completed. This rental property is classified as property held for sale on the Partnership's 1998 and 1997 balance sheets.

Aztec Village Shopping Center contains approximately 23,789 square feet of leasable space on approximately 1.52 acres. The shopping center is a single story structure constructed with a wood frame and concrete block walls with metal stud interior portioning and stucco and wood siding on the exterior. The shopping center parking lot contains parking for approximately 105 cars.

The trade area surrounding the Aztec Village Shopping Center is considered East San Diego and the western portions of La Mesa. According to research conducted by the Partnership's property manager, there is approximately 446,000 square feet of retail space along El Cajon Boulevard from College Avenue to 70th Street within the neighborhood area, with a combined vacancy rate of 20%, an increase of 9% over 1997. There are nine strip retail shopping centers and three supermarket anchored centers competing directly with Aztec Village Shopping Center. Annual asking rental rates range from $6.00 to $12.00 per square foot NNN (tenant pays all operating expenses, including taxes, insurance, and capital) for the strip retail centers and $9.00 to $16.80 per square foot NNN for the centers that have supermarket anchor tenants. The asking rent depends upon size, location, condition, and amenities of the property.

The immediate area surrounding San Diego State University, commencing at College Avenue and Montezuma has been slated for major redevelopment. The planned redevelopment consists of 150,000 square feet of commercial space and over 1,000 residential units. This project will offer considerable competition to the Aztec Village Shopping Center and, due to its proximity to the campus, will command higher rents and strong national tenant interest. As of December 31, 1998, the construction was not anticipated to commence for six to twelve months.

The occupancy level at December 31, 1998, 1997 and 1996 and November 30, 1995 and 1994, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last five years were as follows:
              Occupancy Level                Average Annual Effective
                Percentage                     Rent Per Square Foot
                ----------                     --------------------
     1998           70%                             $      11.11
     1997           46%                             $      10.56
     1996           38%                             $      10.46
     1995           69%                             $      10.62
     1994           70%                             $       7.80

The current annual rental rates range from $6.52 to $15.95 per square foot. In addition, one tenant rents storage space at an annual rental rate of $3.69 per square foot.

One tenant occupies more than ten percent of the net rentable square footage of the building. The principal terms of this lease and the nature of the tenant's business are as follows:

                                        Music Trader, Inc.
                                        ------------------
      Nature of Business:               Music retailer
      Lease Term:                       5 years
      Expiration Date:                  May 31, 2001
      Square Feet:                      2,649
      (% of rentable total):            11%
      Annual Rent:                      $30,000
      Rent Increase:                    Annual Fixed
      Renewal Options:                  None

     In 1997 due to a high vacancy rate, difficulty in leasing vacant space and projected cash flow analyses, management determined that the carrying value of the Aztec Village Shopping Center was in excess of the estimated fair value. As a result, in 1997, the Partnership recorded a provision for impairment of its investment in Aztec Village Shopping Center of $438,000. No such provision was recorded in 1998.

In the opinion of management, the property is adequately covered by insurance.

At  December  31,  1998,  the  Aztec  Village   Shopping   Center   property  is
unencumbered.

During 1998, the property was assessed property taxes of approximately $13,000 based on a tax rate of 1.11%.

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

Holders
-------
As of December 31, 1998, a total of 1,390 persons (Limited Partners) held Units.

Distributions
-------------
Distributions are paid from either Cash From Operations or Cash From Sales or Financing.

Cash From Operations is defined in the Partnership Agreement as all cash receipts from operations in the ordinary course of business (except for the sale, refinancing, exchange or other disposition of real property in the ordinary course of business) after deducting payments for operating expenses. Distributions of Cash From Operations are generally allocated as follows: (i) first to the Limited Partners until they receive a noncumulative 6% return per annum on their unreturned capital contributions and (ii) the remainder, if any in a given year, shall be divided in the ratio of 90% to the Limited Partners and 10% to the General Partner.

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

Cash From Sales or Financing is defined in the Partnership Agreement as the net cash realized by the Partnership from the sale, disposition or refinancing of any property after retirement of applicable mortgage debt and all expenses related to the transaction, together with interest on any notes taken back by the Partnership upon the sale of a property. All distributions of Cash From Sales or Financing are allocated generally as follows; (i) first, 2% to the General Partner and 98% to the Limited Partners until the Limited Partners have received an amount equal to their capital contributions; (ii) second, 2% to the General Partner and 98% to the Limited Partners until the Limited Partners have received a 6% return on their unreturned capital contributions (less prior distributions of Cash From Operations); (iii) third, to the General Partner the amount of subordinated real estate commissions payable per the Partnership Agreement; (iv) fourth, 2% to the General Partner and 98% to the Limited Partners until the Limited Partners have received an additional 4% return on their unreturned capital contributions (less prior distributions of Cash From Operations); (v) fifth, 2% to the General Partner and 98% to the Limited Partners until the Limited Partners who purchased their Units prior to June 1, 1988, receive an additional return (depending on the date on which they purchased the Units) on their unreturned capital of either 8%, 5% or 2% (calculated through the first anniversary date of the purchase of the Units);
(vi) sixth, 98% to the General Partner: 2% to the Limited Partners until the General Partner has received an amount equal to 15% of all prior distributions made to the Limited Partners and the General Partner pursuant to subparagraph
(iv) and (v) (less prior distributions to the General Partner under subparagraph
(iv) and (v)); and (vii) seventh, 85% to the Limited Partners and 15% to the General Partner. A more explicit statement of the distribution policies is set forth in the Partnership Agreement.

The following distributions of Cash From Operations were made by the Partnership during the three most recent fiscal years. There were no distributions of Cash From Sales or Financing made by the Partnership during the three most recent fiscal years.

                                                 Amount          Amount
        Date of         Amount Distributed     Distributed   Distributed to
     Distribution       to Limited Partners     Per Unit     General Partner
     ------------       -------------------     --------     ---------------
       09/03/98          $      27,656         $   1.90            --
       02/26/98          $      27,656         $   1.90            --
       08/29/97          $      28,000         $   1.92            --
       02/28/97          $      14,000         $   0.96            --
       11/29/96          $      14,000         $   0.96            --
       08/30/96          $      14,000         $   0.96            --
       05/31/96          $      14,000         $   0.96            --
       03/01/96          $      60,000         $   4.12            --

Of the total distributions noted above, $3.80, $2.88 and $7.00 per unit represented a return of capital for the fiscal years ended December 31, 1998, 1997 and 1996, respectively.

Estimated distributions for 1999 are consistent with the 1998 level but there can be no assurance that the distribution level will not be adjusted.

Item 6.                    Selected Financial Data

The following is selected  financial data for the five years ended December
31, 1998, 1997 and 1996 and November 30, 1995 and 1994 (in thousands, except per Unit data).

                                   1998              1997             1996              1995              1994
                                 ------            --------         --------          --------          ------
Rental income                  $   1,022        $    1,142          $   1,125         $   1,397        $   1,417

Provision for impairment
 of investments in
  real estate                  $     451        $      438          $   1,645         $      --        $     380

Net income (loss)              $    (279)       $     (165)         $  (1,394)        $     300        $     (69)

Net income (loss)
  allocable to limited
  partners                     $    (276)       $     (163)         $  (1,380)        $     297        $     (62)

Net income (loss)
  per limited
  partnership unit             $  (18.96)       $  (11.20)          $  (94.81)        $   20.40        $   (4.26)

Total assets                   $   6,012        $    6,323          $   6,531         $   8,159        $   8,483

Cash distributions
  per  limited
  partnership unit             $    3.80        $    2.88           $    7.00         $   33.39        $   37.50

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The following discussions should be read in conjunction with the financial statements and notes thereto in Item 14 of Part IV:

As of April 21, 1989, Rancon Income Fund I ("the Partnership") was funded from the sale of 14,559 limited partnership units ("Units") in the amount of $14,559,000. Four units were retired in 1990 and 14,555 Units remain outstanding at December 31, 1998. As of December 31, 1998, the Partnership had cash of $872,000. The remainder of the Partnership's assets consists primarily of its real estate investments, which totaled approximately $4,975,000 at December 31, 1998.

Operationally, the Partnership's primary source of funds consist of cash generated from operating the three rental properties. Cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund distributions to the limited partners. Another source of funds has been the interest earned on invested cash balances.

In February 1999, the Partnership entered into an agreement to sell Aztec Village Shopping Center to an unaffiliated entity for $1,000,000. The sale is expected to close during the second quarter of 1999; however, the sale is subject to a number of contingencies including satisfactory completion of due diligence and customary closing conditions. As a result, there can be no assurance that this sale will be completed. This rental property is classified as property held for sale on the Partnership's 1998 and 1997 balance sheets.

Management believes that the Partnership's cash balance as of December 31, 1998 together with the cash from operations will be sufficient to finance the Partnership's and the properties continued operations on both a short-term and long term basis. Estimated distributions for 1999 will remain consistent with the 1998 level but there can be no assurance that the distribution level will not be adjusted.

RESULTS OF OPERATIONS
---------------------
1998 versus 1997

Rental income decreased $120,000, or 11%, for the year ended December 31, 1998 compared to the year ended December 31, 1997. The decrease was primarily due to one of the tenants - St. Jude Hospital downsizing leased office space in September 1998 at Bristol Medical Center.

Interest and other income increased $15,000, or 100%, in 1998 compared to 1997 due to the interest earned on a higher invested cash balance in 1998.

Operating, depreciation and amortization and general and administrative expenses incurred in 1998 were consistent with the expenses incurred in 1997.

In 1998 and 1997, due to high vacancy levels, difficulty in leasing vacant space and projected cash flow analyses, management determined that the carrying value of two of the Partnership's rental properties were in excess of their estimated fair values. As a result, in 1998, the Partnership recorded a provision for impairment of its investment in Bristol Medical Center in the amount of $451,000. In 1997, a provision for impairment of the investment in Aztec Village Shopping Center was recorded in the amount of $438,000.

1997 versus 1996
----------------
Rental income increased 2% during the year ended December 31, 1997 compared to the year ended December 31, 1996.

Interest and other income decreased $107,000, or 88%, in 1997 compared to 1996 due to a one-time legal settlement of $111,000 in 1996 from a former tenant at Bristol Medical Center. Additionally, interest income increased in 1997 compared to the same period in 1996 due to higher average invested cash balances.

Operating expenses decreased $52,000, or 11% for the year ended December 31, 1997 compared to the same period in 1996 primarily due to $42,000 of legal fees incurred in 1996 in connection with the settlement of a former tenant at Bristol Medical Center. The remaining decrease relates to $9,000 of costs incurred in 1996 when the Partnership obtained appraisals of the rental properties.

The $46,000, or 20%, decrease in depreciation and amortization expense for the year ended December 31, 1997 compared to the same period in 1996 is a result of the decrease in depreciation of the Aztec Village Shopping Center as such property was classified as held for sale at December 31, 1996 and accordingly, depreciation of the asset was discontinued.

In 1996, due to an increase in vacancy, difficulty in leasing vacant space and projected cash flow analyses, management determined that the carrying values of the investments in two of the rental properties were in excess of their estimated fair value and accordingly, provisions for impairment of the investments in Bristol Medical Center and Wakefield Industrial Center were recorded in the amounts of $1,470,000 and $175,000, respectively.

General and administrative expenses decreased $14,000, or 5%, for the year ended December 31, 1997 compared to the year ended December 31, 1996, primarily due to additional one-time tax preparation fees of $13,000 incurred in 1996 resulting from the preparation of additional prior and current year tax returns.

Year 2000 Compliance
--------------------
State of Readiness. The Partnership utilizes a number of computer software programs and operating systems. These programs and systems primarily comprise
(i) information technology systems ("IT Systems") (i.e., software programs and computer operating systems) that serve the management operations, and (ii) embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery systems (e.g., HVAC, fire safety and security) at its properties ("Property Systems"). To the extent that software applications contain a source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of these applications will be necessary.

IT Systems. Employing a team made up of internal personnel and third-party consultants, Glenborough Corporation (Glenborough), the Partnership's asset and property manager, has completed an identification of IT Systems, including hardware components that are not yet Year 2000 compliant. To the best of Glenborough's knowledge based on available information and a reasonable level of inquiry and investigation, such upgrading as appears to be called for under the circumstances has been completed in accordance with prevailing industry practice. Glenborough has commenced a testing program which will be completed during 1999. In addition, the Partnership is currently communicating with third parties with whom it does significant business, such as financial institutions, tenants and vendors, to determine their readiness for Year 2000 compliance.

Property Systems. An identification of Property Systems, including hardware components, that are not yet Year 2000 compliant, has also been completed. Upgrading of such systems as appears to be called for under the circumstances based on available information and a reasonable level of inquiry and investigation, and in accordance with prevailing industry practice has commenced. Upon completion of such upgrading, a testing program will be initiated and completed during 1999. To the best of Glenborough's knowledge, the Partnership has no Property Systems, the failure of which would have a material effect on its operations.

Costs of Addressing Year 2000 issues. Given the information known at this time about systems that are non-compliant, coupled with ongoing, normal course-of business efforts to upgrade or replace critical systems, as necessary, the Partnership does not expect Year 2000 compliance costs to have a material adverse impact on its liquidity or ongoing results of operations. The costs of such assessment and remediation will be paid as an operating expense.

Risks of Year 2000 issues. In light of the assessment and upgrading efforts to date, and assuming completion of the planned, normal course-of-business upgrades and subsequent testing, the Partnership believes that any residual Year 2000 risk will be limited to non-critical business applications and support hardware, and to short-term interruptions affecting Property Systems which, if they occur at all, will not be material to overall operations. The Partnership believes that all systems will be Year 2000 compliant and that compliance will not materially adversely affect its future liquidity or results of operations or its ability to service debt.
However, the Partnership cannot give absolute assurance that this is the case.

Contingency Plans. The Partnership is currently developing a contingency plan for all operations which will address the most reasonably likely worst case scenario regarding Year 2000 compliance. Such a plan, however, will recognize material limitations on the ability to respond to major regional or industrial failures such as power outages or communications breakdowns. Management expects such a contingency plan to be completed during 1999.

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

Mr. Stephenson, age 55, founded RFC in 1971 for the purpose of establishing itself as a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992 and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.

Item 11.          Executive Compensation

The Partnership  has no executive  officers.  For information  relating to fees,
compensation,   reimbursements   and  distributions  paid  to  related  parties,
reference is made to Item 13 below.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

Security Ownership of Management
--------------------------------
                                         Amount and Nature of
Title of Class  Name of Beneficial Owner Beneficial Ownership  Percent of Class
--------------  ------------------------ --------------------  ----------------

    Units         Daniel L. Stephenson     3 Units (trust)   Less than 1 percent

Changes in Control
------------------
The Limited Partners have no right, power or authority to act for or bind the Partnership. However, the Limited Partners have the power to vote upon the following matters affecting the basic structure of the Partnership, each of which shall require the approval of Limited Partners holding a majority of the outstanding Units: (i) amendment of the Partnership's Partnership Agreement;
(ii) termination and dissolution of the Partnership; (iii) sale, exchange or pledge of all or substantially all of the assets of the Partnership; (iv) removal of the General Partner or any successor General Partner; (v) election of a new General Partner; (vi) the approval or disapproval of the terms of purchase of the General Partner's interest; and (vii) the modification of the terms of any agreement between the Partnership and the General Partner or an affiliate.

Item 13.          Certain Relationships and Related Transactions

For the year ended December 31, 1998, the Partnership did not incur any costs reimbursable to RFC or any affiliate of the Partnership.

                                     Part IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)  The following documents are filed as part of this report

              (1)  Financial Statements:

                   Report of Independent Public Accountants

                   Balance Sheets as of December 31, 1998 and 1997

                   Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

                   Statements of Partners' Equity (Deficit) for the Years Ended December 31, 1998, 1997 and 1996

                   Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

                   Notes to Financial Statements

              (2)  Financial Statement Schedule:

                   Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1998 and Note thereto

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


                                 RANCON INCOME FUND I,
                                 a California Limited Partnership
                                 (Partnership)

                                 By:  RANCON INCOME PARTNERS I, L.P.
                                      General Partner



Date:    March 30, 1999        By:  /s/ Daniel L. Stephenson
                                    ------------------------
                                      Daniel L. Stephenson,
                                      Director,President,Chief Executive Officer
                                      and Chief Financial Officer
                                      of Rancon Financial Corporation,
                                      General Partner of
                                      Rancon Income Partner I, L.P.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


                                 By:  RANCON INCOME PARTNERS I, L.P.
                                      General Partner



Date:    March 30, 1999         By:  /s/ Daniel L. Stephenson
                                     ------------------------
                                      Daniel L. Stephenson,
                                      Director,President,Chief Executive Officer
                                      and Chief Financial Officer
                                      of Rancon Financial Corporation,
                                      General Partner of
                                      Rancon Income Partner I, L.P.

                              RANCON INCOME FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE



                                                                     Page
                                                                     ----
Report of Independent Public Accountants                              18

Financial Statements:

  Balance Sheets as of December 31, 1998 and 1997                     19

  Statements of Operations for the years ended December 31, 1998,
  1997 and 1996                                                       20

  Statements of Partners' Equity (Deficit) for the years ended
  December 31, 1998, 1997 and 1996                                    21

  Statements of Cash Flows for the years ended December 31, 1998,
  1997 and 1996                                                       22

  Notes to Financial Statements                                       23

Schedule:

  III -  Real Estate and Accumulated Depreciation
         as of December 31, 1998 and Note thereto                     28



All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
RANCON INCOME FUND I, A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of RANCON INCOME FUND I, A CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RANCON INCOME FUND I, A
CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

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





San Francisco, California
  February 12, 1999

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                           December 31, 1998 and 1997
                    (in thousands, except units outstanding)

                                                                      1998                  1997
                                                                  -------------         ------------
Assets
------
Real estate investments:
   Rental property, net of accumulated depreciation of
     $1,626 and $1,463 at December 1998 and 1997,
     respectively                                                 $       4,290         $      4,803
   Rental property held for sale, net                                       685                  675
                                                                  -------------         ------------

     Total real estate investments                                        4,975                5,478
                                                                  -------------         ------------

Cash and cash equivalents                                                   872                  749
Deferred costs, net of accumulated amortization of
   $42 and $30 at December 31, 1998 and 1997, respectively                   55                   15
Prepaid expenses and other assets                                           110                   81
                                                                  -------------         ------------

     Total assets                                                 $       6,012         $      6,323
                                                                  =============         ============

Liabilities and Partners' Equity (Deficit)
Liabilities:
   Accounts payable and accrued expenses                          $          36         $         24
   Security deposits                                                         72                   61
                                                                  -------------         ------------

     Total liabilities                                                      108                   85
                                                                  -------------         ------------

Partners' equity (deficit):
   General Partner                                                         (183)                (180)
   Limited Partners (14,555 limited partnership
     units outstanding)                                                   6,087                6,418
                                                                  -------------         ------------

     Total partners' equity                                               5,904                6,238
                                                                  -------------         ------------

     Total liabilities and partners' equity                       $       6,012         $      6,323
                                                                  =============         ============






     The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
              For the years ended December 31, 1998, 1997 and 1996
                     (in thousands, except per unit amounts)


                                                  1998                  1997                  1996
                                                ---------            -----------            ------
Revenue:
 Rental income                                  $   1,022            $     1,142            $   1,125
 Interest and other income                             30                     15                  122
                                                ---------            -----------            ---------

       Total revenue                                1,052                  1,157                1,247
                                                ---------            -----------            ---------

Expenses:
 Operating                                            429                    424                  476
 Depreciation and amortization                        175                    181                  227
 Provision for impairment of investments
    in real estate                                    451                    438                1,645
 General and administrative                           276                    279                  293
                                                ---------            -----------            ---------

       Total expenses                               1,331                  1,322                2,641
                                                ---------            -----------            ---------

Net loss                                        $   (279)            $     (165)            $  (1,394)
                                                =========            ===========            ==========
Net loss per limited partnership unit           $ (18.96)            $   (11.20)            $  (94.81)
                                                =========            ===========            ==========

Distributions per limited partnership unit:
 Representing return of capital                 $   3.80             $     2.88             $   7.00
 From net income                                      --                    --                    --
                                                --------             -----------            ---------
       Total distributions per limited
       partnership unit                         $   3.80             $     2.88             $   7.00
                                                ========             ===========            =========

Weighted average number of limited  partnership
    units  outstanding  during each
    period used to compute net loss and
    distributions per limited partnership unit    14,555                 14,555               14,555
                                                 =======              ==========              ======



     The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         Statements of Partners' Equity
                     (Deficit) For the years ended December
                             31, 1998, 1997 and 1996
                                 (in thousands)


                                       General         Limited
                                       Partner         Partners         Total
                                       -------         --------         -----
      Balance at December 31, 1995    $    (164)      $  8,105        $   7,941

      Distributions                          --           (102)            (102)

      Net loss                              (14)        (1,380)          (1,394)
                                      ---------       --------        ---------

      Balance at December 31, 1996         (178)         6,623            6,445

      Distributions                          --            (42)             (42)

      Net loss                               (2)          (163)            (165)
                                      ----------     ----------       ----------

      Balance at December 31, 1997         (180)         6,418            6,238

      Distributions                          --            (55)             (55)

      Net loss                               (3)          (276)            (279)
                                      ----------     ----------       ----------

      Balance at December 31, 1998    $    (183)     $   6,087        $   5,904
                                      ==========     ==========       ==========
















     The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
              For the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                         1998               1997                1996
                                                     ------------        -----------         ------------
Cash flows from operating activities:
   Net loss                                          $      (279)        $      (165)        $    (1,394)
Adjustments to reconcile net loss
   to net cash provided by operating activities:
     Depreciation and amortization                           175                 181                 227
     Provision for impairment of investments
       in real estate                                        451                 438               1,645
Changes in certain assets and liabilities:
     Deferred costs                                          (52)                 (3)                 (1)
     Prepaid expenses and other assets                       (29)                (53)                 (1)
     Accounts payable and accrued expenses                    12                   1                 (52)
     Security deposits                                        11                  (2)                 (6)
                                                     -----------         -----------         -----------
       Net cash provided by operating activities             289                 397                 418
                                                     -----------         -----------         -----------

Cash flows used for investing activities:
     Additions to real estate                               (111)                (32)               (164)
                                                     ------------        -----------         -----------

Cash flows used for financing activities:
     Cash distributions to limited partners                  (55)                (42)               (102)
                                                     ------------        -----------         -----------

Net increase in cash and cash equivalents                    123                 323                 152

Cash and cash equivalents at beginning of year               749                 426                 274
                                                     -----------         -----------         -----------

Cash and cash equivalents at end of year             $       872         $       749         $       426
                                                      ==========          ==========          ==========





     The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                           December 31, 1998 and 1997


Note 1.           ORGANIZATION
                  ------------
Rancon Income Fund I ("the Partnership") was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April, 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (the General Partner) and Daniel Lee Stephenson, the initial limited partner, who indirectly owns and controls the General Partner. The General Partner and its affiliates are hereinafter referred to as the Sponsor. At December 31, 1998 and 1997, 14,555 units were issued and outstanding.

Allocation of the profits and losses from operations are made pursuant to the terms of the Partnership Agreement. Generally, net income from operations is allocated to the general partner and limited partners in proportion to the amounts of cash from operations distributed to the partners for each fiscal year. In no event shall the General Partner be allocated less than one percent of such income. If there are no distributions of cash from operations during such fiscal year, net income shall be allocated 90% to the limited partners and 10% to the general partner. Net losses from operations are allocated 90% to the limited partners and 10% to the general partner until such time as a partner's account is reduced to zero. Additional losses will be allocated entirely to those partners with positive account balances until such balances are reduced to zero. In no event will the general partner be allocated less than 1% of net income or net loss for any period. Distributions of cash from operations are generally allocated as follows: (i) first to the limited partners until they receive a non-cumulative 6% return per annum on their unreturned capital contributions and (ii) the remainder, if any in a given year, shall be divided in the ratio of 90% to the limited partners and 10% to the general partner.

Effective January 1, 1995, Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation) ("Glenborough") entered into an agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibilities for providing investor relations services. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified annual asset administration fee ($187,000 in 1998 and $208,000 in 1997 and 1996); (ii) sales fees of 2% for improved properties and 4% for land;
(iii) a refinancing fee of 1% and (iv) management fees of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of the Partnership or RFC.

Note 2:            SIGNIFICANT ACCOUNTING POLICIES
                   -------------------------------
Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern.

                            RANCON INCOME FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                           December 31, 1998 and 1997


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

New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 is effective for fiscal years beginning after December 15, 1997. As the Partnership operates in only one geographic location and one industry, and allocates resources solely for the optimization of the Partnership's overall return, management has determined that no additional disclosure in the Partnership's financial statements is necessary.

Rental Property - Rental properties, including the related land, are stated at cost unless events or circumstances indicate that cost cannot be recovered in which case the carrying value is reduced to the estimated fair value. Estimated fair value: (i) is based upon the Partnership's plans for the continued operation of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations.

Depreciation is provided using the straight-line method over the useful lives of the respective assets.

Rental Property Held for Sale - Rental property held for sale is stated at the lower of cost or estimated fair value less costs to sell. Estimated fair value is based upon prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership's plans to dispose of property is dependent upon, among other things, the presence of economic conditions, which will enable the Partnership to hold the property for eventual sale. The Partnership discontinues depreciating rental property once it is classified as held for sale.

Cash and cash equivalents - The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days to be cash equivalents.


Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Cash and cash equivalents consist of demand deposits, certificates of deposit and short-term investments with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

                             RANCON INCOME FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                           December 31, 1998 and 1997


Deferred Costs - Deferred lease commissions are amortized over the initial fixed term of the related lease agreement on a straight-line basis. Amortization expense was $12,000, $7,000 and $24,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Rental Income - Rental income is recognized as earned over the life of the respective leases.

Net Loss Per Limited Partnership Unit - Net loss per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the limited partners' allocable share of the net loss.

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

Note 3.           RENTAL PROPERTY, NET
                  --------------------
Rental property as of  December 31, 1998 and 1997 is as follows:
---------------------------------------------------------------
                                         1998                    1997
                                         ----                    ----
Land                               $    1,928,000        $     2,072,000
Buildings and improvements              3,504,000              3,788,000
Tenant improvements                       484,000                406,000
                                    -------------         --------------
                                        5,916,000              6,266,000
Less: accumulated depreciation         (1,626,000)            (1,463,000)
                                    --------------        --------------
         Total                     $    4,290,000        $     4,803,000
                                    =============         ==============

Rental property held for sale at December 31, 1998 and 1997 is as follows:
-------------------------------------------------------------------------
                                         1998                   1997
                                         ----                   ----
Land                               $      312,000        $       312,000
Buildings and improvements                642,000                632,000
Tenant improvements                        70,000                 70,000
                                   --------------        ---------------
                                        1,024,000              1,014,000
Less: accumulated depreciation           (339,000)              (339,000)
                                   --------------        ---------------
         Total                     $      685,000        $       675,000
                                   ==============         ==============

At December 31, 1998 and 1997, the Aztec Village Shopping Center property is classified as held for sale. In February 1999, the Partnership entered into an agreement to sell Aztec Village Shopping Center to an unaffiliated entity for $1,000,000. The sale is expected to close during the second quarter of 1999; however, the sale is subject to a number of contingencies including satisfactory completion of due diligence and customary closing conditions. As a result, there can be no assurance that this sale will be completed.

None of the Partnership's properties are encumbered as of December 31, 1998.

                             RANCON INCOME FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                           December 31, 1998 and 1997


In 1998 and 1997, due to high vacancy levels, difficulty in leasing vacant space and projected cash flow analyses, management determined that the carrying value of two of the Partnership's rental properties were in excess of their estimated fair values. As a result, in 1998, the Partnership recorded a provision for impairment of its investment in Bristol Medical Center in the amount of $451,000 and in 1997 a provision for impairment of the investment in Aztec Village Shopping Center was recorded in the amount of $438,000.

Note 4.           LEASES

The Partnership's rental properties are leased under non-cancelable operating leases that expire on various dates through November 2004. Minimum future rents under non-cancelable operating leases as of December 31, 1998 are as follows:

            1999                               $   726,000
            2000                               $   651,000
            2001                               $   605,000
            2002                               $   587,000
            2003                               $   484,000
            Thereafter                             175,000
                                               ------------
                             Total             $ 3,228,000
                                               ============

Note 5.           TAXABLE INCOME
                  --------------
The Partnership's tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly.

The Partnership's tax returns are filed on a calendar year basis. As such, the following is a reconciliation of the net income for financial reporting purposes to the estimated taxable income, for the years ended December 31, 1998, 1997 and 1996, determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands).





                             RANCON INCOME FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                           December 31, 1998 and 1997

                                                        1998            1997            1996
                                                        ----           -----            ----
Net loss per financial statements                     $   (279)      $    (165)       $  (1,394)
Provision for impairment of investments in
      real estate                                          451             438            1,645
Financial reporting depreciation in excess
      of tax depreciation                                  (29)            (19)              (4)
Rental income reported in a different period
      for tax than for financial reporting                  --             (40)             114
Operating revenues and expenses reported in a
      different period for tax than for financial
      reporting, net                                        21              48             (111)
                                                      --------       ---------        ---------
Estimated net income for federal income tax purposes  $    164       $     262        $     250
                                                       =======        ========         ========


The following is a reconciliation as of December 31, 1998 and 1997 of partner's equity for financial reporting purposes to estimated partners' equity for federal income tax purposes (in thousands).

                                                      1998            1997
                                                      ----            ----
Partners' equity per financial statements       $      5,904    $      6,238
Cumulative provision for impairment of
      investments in real estate                       5,014           4,563
Financial reporting depreciation in excess
      of tax reporting depreciation                     (314)           (285)
Operating expenses recognized in a different
      period for financial reporting than for
      tax reporting, net                                  26              49
Other, net                                                --             (44)
                                                ------------    ------------
Estimated partners' equity for federal
      income tax purposes                       $     10,630    $     10,521
                                                ============    ============

                              RANCON INCOME FUND I,
                        A California Limited Partnership

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998
                                 (In Thousands)

COLUMN A                  COLUMN B           COLUMN C                COLUMN D                       COLUMN E            COLUMN F
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Cost Capitalized
                                          Initial Cost to           Subsequent to         Gross Amount Carried
                                            Partnership              Acquisition           at December 31, 1998
                                          ----------------         ---------------         --------------------
                                              Buildings         Buildings                        Building
                                                 and              and       Carrying              and        (1 , 2)  Accumulated
Description               Encumbrances    Land  Improvements   Improvements   Cost       Land  Improvements   Total   Depreciation
------------------------------------------------------------------------------------------------------------------------------------
Rental Properties:

 Wakefield Facility            $  --     $  740   $  1,159   $    218     $  --      $   740   $  1,377     $  2,117   $   353
  Less:  Provisions for
  impairment in real estate(2)    --       (135)      (116)      (123)       --         (135)      (239)        (374)       --

  Bristol Medical Center          --      1,937      3,327        830        --        1,937      4,157        6,094     1,273
  Less:  Provision for
  impairment in real estate(2)    --       (614)      (271)    (1,036)       --         (614)    (1,307)      (1,921)       --
                              -------  --------- ----------- ------------ ---------  ---------  --------    ---------  --------
       Subtotal                   --      1,928      4,099       (111)       --         1,928     3,988        5,916     1,626
                              -------  --------- ----------- ------------ ---------  ---------  --------    ---------  --------

Rental property held for sale:

  Aztec Village Shopping Center   --      1,205      2,152        385        --         1,205     2,537        3,742       339
  Less:  Provision for
  impairment in real estate(2)    --       (893)    (1,617)      (208)       --          (893)   (1,825)      (2,718)       --
                              -------  --------- ----------- -----------  ---------  --------- --------     ---------  --------

      Subtotal                    --        312       535         177        --           312       712        1,024       339
                              -------  --------- ----------- -----------  ---------  --------- --------     ---------  --------

      Totals                 $    --   $  2,240  $  4,634     $    66     $  --      $  2,240  $  4,700     $  6,940   $ 1,965
                              =======  ========= =========== ===========  =========  ========= ========     =========  ========

COLUMN A                      COLUMN G     COLUMN H     COLUMN I
--------------------------------------------------------------------

                                Date                    Life
                             Construction    Date     Depreciated
Description                    Began       Acquired      Over
--------------------------------------------------------------------
Rental Properties:

 Wakefield Facility             N/A         4/20/87    5 - 40 years
  Less:  Provisions for
  impairment in real estate(2)

  Bristol Medical Center        N/A         5/04/88    5 - 40 years
  Less:  Provision for
  impairment in real estate(2)

       Subtotal

Rental property held for sale:

  Aztec Village Shopping Cent   N/A         2/20/89    5- 40 years
  Less:  Provision for
  impairment in real estate(2)


(1)  The aggregate cost for Federal income tax purposes is $11,589
(2)  See Note 3 to Financial Statements

         NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION



Reconciliation of gross amount at which real estate was carried for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                  1998            1997             1996
                                             ------------     ------------      ---------
INVESTMENT IN REAL ESTATE

  Balance at beginning of year               $     7,280      $     7,844       $   9,325
     Additions during year:
         Improvements, etc.                          111               32             164
     Deletions during year:
         Disposals                                    --             (158)             --
         Provision for impairment of
           investments in real estate               (451)            (438)         (1,645)
                                             ------------     ------------      ----------

  Balance at end of year                     $     6,940      $     7,280       $    7,844
                                             ============     ============      ==========

ACCUMULATED DEPRECIATION

  Balance at beginning of year               $     1,802      $     1,786       $    1,583
     Additions charged expenses                      163              174              203
     Disposals                                        --             (158)              --
                                             -----------      ------------      -----------

  Balance at end of year                     $     1,965      $     1,802       $    1,786
                                             ===========      ============      ===========










