Form 10-Q
period 1999-03-31
RANCON INCOME FUND I
filed 1999-05-14
CIK 791996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                 (650) 343-9300
                                 ---------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No __

         Total number of units outstanding as of March 31, 1999: 14,555

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)


                                                        March 31,                December 31,
                                                          1999                       1998
                                                       (Unaudited)                 (Audited)
                                                       -----------                -----------
Assets
------
Assets Real estate investments:
    Rental property, net of accumulated
     depreciation of $1,671 and $1,626
     at March 31, 1999 and December 31,
     1998, respectively                              $        4,259              $        4,290
    Rental property held for sale, net                          685                         685
                                                     --------------              --------------
       Total real estate investments                          4,944                       4,975

Cash and cash equivalents                                       992                         872
Deferred costs, net of accumulated amortization
    of $46 and $42 at March 31, 1999 and
    December 31, 1998, respectively                              56                          55
Prepaid expenses and other assets                                48                         110
                                                     --------------              --------------

      Total assets                                   $        6,040              $        6,012
                                                     ==============              ==============

Liabilities and Partners' Equity (Deficit)
------------------------------------------
Liabilities:
   Accounts payable and other liabilities            $          117              $          108
                                                     --------------              --------------

Partners' equity (deficit):
   General Partner                                             (183)                       (183)
   Limited Partners (14,555 limited partnership
    units outstanding)                                        6,107                       6,087
                                                     --------------              --------------

     Total partners' equity                                   5,923                       5,904
                                                     --------------              --------------

     Total liabilities and partners' equity          $        6,040              $        6,012
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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                              Statements of Income
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                                                  Three months ended
                                                                        March 31,
                                                          ----------------------------------
                                                              1999                   1998
                                                          -------------         -------------
Revenue:
   Rental income                                           $         252         $         277
   Interest and other income                                           5                     6
                                                           -------------         -------------

     Total revenue                                                   257                   283
                                                           -------------         -------------

Expenses:
   Operating                                                          93                    121
   Depreciation and amortization                                      49                    44
   General and administrative                                         68                    64
                                                           -------------         -------------

     Total expenses                                                  210                   229
                                                           -------------         -------------

Net income                                                 $          47         $          54
                                                           =============         =============

Net income per limited partnership unit                    $        3.23         $        3.64
                                                           =============         =============

Distributions per limited partnership unit:
   From net income                                         $        1.92         $        1.92
   Representing return of capital                                     --                    --
                                                           -------------         -------------

     Total distributions per limited partnership unit      $        1.92         $        1.92
                                                           =============         =============

Weighted average  number of limited  partnership
   units outstanding during the period used to
   compute net income and distributions per
   limited partnership unit                                      14,555                14,555
                                                            ============         =============







                       See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Statement of Partners' Equity (Deficit)
                    For the three months ended March 31, 1999
                                 (in thousands)
                                   (Unaudited)

                                       General               Limited
                                       Partner               Partners             Total
                                    -------------         ------------        -------------
Balance at December 31, 1998        $        (183)        $      6,087        $       5,904

Net income                                     --                   47                   47

Distributions                                  --                  (28)                 (28)
                                    -------------         -------------       --------------

Balance at March 31, 1999           $        (183)        $      6,107        $       5,923
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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                Three months ended
                                                                     March 31,
                                                         --------------------------------
                                                              1999               1998
                                                         -------------        -----------
Cash flows from operating activities:
  Net income                                             $         47         $        54
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                  49                  44
Changes in certain assets and liabilities:
    Prepaid expenses and other assets                              62                  16
    Deferred costs                                                 (5)                 (1)
    Accounts payable and other liabilities                          9                  17
                                                         ------------         -----------

       Net cash provided by operating activities                  162                 130
                                                         ------------         -----------

Cash flows from investing activities:
    Additions to real estate                                      (14)                 (2)
                                                         -------------        -----------

       Net cash used for investing activities                     (14)                 (2)
                                                         -------------        -----------

Cash flows from financing activities:
    Distributions to limited partners                             (28)                (28)
                                                         -------------        -----------

       Net cash used for financing activities                     (28)                (28)
                                                         -------------        -----------

Net increase in cash and cash equivalents                         120                 100

Cash and cash equivalents at beginning of period                  872                 749
                                                         ------------         -----------

Cash and cash equivalents at end of period               $        992         $       849
                                                         ============         ===========





                       See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                 March 31, 1999
                                   (Unaudited)

Note 1.           THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES
                  -------------------------------------------------------
In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors) and Glenborough Corporation ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Income Fund I, a California Limited Partnership, (the Partnership) as of March 31, 1999 and December 31, 1998, and the related statements of income, changes in partners' equity (deficit) and cash flows for the three months ended March 31, 1999 and 1998.

Allocation of the profits and losses from operations are made pursuant to the terms of the Partnership Agreement. Generally, net income from operations is allocated to the general partner and the limited partners in proportion to the amounts of cash from operations distributed to the partners for each fiscal year. In no event shall the general partner be allocated less than one percent of such income. If there are no distributions of cash from operations during such fiscal year, net income shall be allocated 90% to the limited partners and 10% to the general partner. Net losses from operations are allocated 90% to the limited partners and 10% to the general partner until such time as a partner's account is reduced to zero. Additional losses will be allocated entirely to those partners with positive account balances until such balances are reduced to zero. In no event will the general partner be allocated less than 1% of net income or net loss for any period. Distributions of cash from operations are generally allocated as follows: (i) first to the limited partners until they receive a non-cumulative 6% return per annum on their unreturned capital contributions and (ii) the remainder, if any in a given year, shall be divided in the ratio of 90% to the limited partners and 10% to the general partner.

Effective January 1, 1995, RFC entered into an agreement with Glenborough whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998 the agreement was amended to eliminate Glenborough's responsibility for providing investor relations services. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified annual asset administration fee ($187,000 in 1999 and 1998); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                 March 31, 1999
                                   (Unaudited)


limited partners to substitute itself as the Sponsor for the Notes to Financial Statements Rancon Partnerships. Glenborough is not an affiliate of the Partnership or RFC


Note 2.           REFERENCE TO 1998 AUDITED FINANCIAL STATEMENTS
                  ----------------------------------------------

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 1998 audited financial statements.


Note 3.            SUBSEQUENT EVENTS
                   -----------------

On May 12, 1999, the Partnership sold one of its real estate assets, Aztec Village Shopping Center, to an unaffiliated third party for $1,000,000. After paying closing costs, including commissions and fees, the Partnership added the net proceeds of approximately $943,000 to its cash reserves.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


INTRODUCTION
------------
The following discussion addresses the Partnership's financial condition at March 31, 1999 and its results of operations for the three months ended March 31, 1999 and 1998. This information should be read in conjunction with the Partnership's audited December 31, 1998 Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As of April 21, 1989, Rancon Income Fund I ("the Partnership") was funded from the sale of 14,559 limited partnership units ("Units") in the amount of $14,559,000. Four Units were retired in 1990 and 14,555 Units remain outstanding at March 31, 1999. As of March 31, 1999, the Partnership had cash of $992,000. The remainder of the Partnership's assets consists primarily of its real estate investments, which totaled approximately $4,944,000 at March 31, 1999.

The Partnership owns three properties: Wakefield Industrial Center (a 44,200 square foot light industrial building in Temecula, California), Bristol Medical Center (a 52,311 square foot office building in Santa Ana, California) and Aztec Village Shopping Center (a 23,789 square foot retail center in San Diego, California).

Operationally, the Partnership's primary source of funds consists of cash generated from operating the three rental properties. Cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund distributions to the limited partners. Another source of funds has been the interest earned on invested cash balances.

In February 1999, the Partnership entered into an agreement to sell Aztec Village Shopping Center to an unaffiliated entity for $1,000,000. The sale is expected to close during the second quarter of 1999. However, the sale is subject to a number of contingencies including customary closing conditions and, as such, there can be no assurance that this sale will be completed. This rental property is classified as property held for sale on the Partnership's March 31, 1999 and December 31, 1998 balance sheets.

Management believes that the Partnership's available cash together with the cash generated from the operations will be sufficient to finance the Partnership's and the properties continued operations on both a short-term and long-term basis.

The decrease in prepaid expenses and other assets from December 31, 1998 to March 31, 1999 was primarily due to the collection of tenant rent receivables.

The increase in accounts payable and other liabilities from December 31, 1998 to March 31, 1999 is due to the accrual of property taxes which are payable in April and December of each year.

RESULTS OF OPERATIONS
---------------------
Rental income decreased $25,000, or 9%, for the three months ended March 31, 1999 compared to the same quarter in 1998. The decrease was primarily due to one of the tenants at Bristol Medical Center downsizing leased office space in September 1998. Partially offsetting the decrease in revenue at Bristol Medical Center was an increase in revenue at Aztec Village Shopping Center resulting from a higher occupancy. Occupancy rates as of March 31, 1999 were 62%, 73%, 100% at the Bristol Medical Center, Aztec Village Shopping Center and Wakefield Building, respectively, compared to 79%, 46% and 100%, respectively, as of March 31, 1998.

Operating expenses decreased $28,000, or 23%, for the three months ended March 31, 1999 compared to the same quarter in 1998. In the first quarter of 1998, a provision for bad debt totaling $18,000 was recorded, resulting in a portion of the decrease in expenses. The remaining decrease is primarily due to a reduction in expenses at Bristol Medical Center resulting from a lower occupancy.

Depreciation and amortization expense increased $5,000, or 11%, for the three months ended March 31, 1999 compared to the same quarter in 1998. The increase is due to the amortization of lease commissions and tenant improvements that have been incurred since March 31, 1998.

Year 2000 Compliance
--------------------
State of Readiness. Glenborough Corporation (Glenborough), the Partnership's asset and property manager, utilizes a number of computer software programs and operating systems. These programs and systems primarily comprise information technology systems ("IT Systems") (i.e., software programs and computer operating systems) that serve the management operations. Although the Partnership does not utilize any significant IT Systems of its own, it does utilize embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery systems (e.g., HVAC, fire safety and security) at its properties ("Property Systems"). To the extent that software applications contain a source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of these IT Systems and Property Systems will be necessary.

IT Systems. Employing a team made up of internal personnel and third-party consultants, Glenborough has completed an identification of IT Systems, including hardware components that are not yet Year 2000 compliant. To the best of Glenborough's knowledge based on available information and a reasonable level of inquiry and investigation, such upgrading as appears to be called for under the circumstances has been completed in accordance with prevailing industry practice. Glenborough has commenced a testing program which will be completed during 1999. In addition, the Partnership is currently communicating with third parties with whom it does significant business, such as financial institutions, tenants and vendors, to determine their readiness for Year 2000 compliance.

Property Systems. An identification of Property Systems, including hardware components, that are not yet Year 2000 compliant, has also been completed. Upgrading of such systems as appears to be called for under the circumstances
based  on  available   information  and  a  reasonable
level of inquiry andinvestigation, and in accordance with prevailing industry practice has commenced. Upon completion of such upgrading, a testing program will be initiated and completed during 1999. To the best of Glenborough's knowledge, the Partnership has no Property Systems, the failure of which would have a material effect on its operations.

Costs of Addressing Year 2000 issues. Given the information known at this time about systems that are non-compliant, coupled with ongoing, normal course-of business efforts to upgrade or replace critical systems, as necessary, the Partnership does not expect Year 2000 compliance costs to have a material adverse impact on its liquidity or ongoing results of operations. The costs of assessment and remediation of the Property Systems will be paid by the Partnership as an operating expense.

Risks of Year 2000 issues. In light of the assessment and upgrading efforts to date, and assuming completion of the planned, normal course-of-business upgrades and subsequent testing, the Partnership believes that any residual Year 2000 risk will be limited to non-critical business applications and support hardware, and to short-term interruptions affecting Property Systems which, if they occur at all, will not be material to overall operations. Glenborough and the Partnership believe that all IT Systems and Property Systems will be Year 2000 compliant and that compliance will not materially adversely affect its future liquidity or results of operations or its ability to service debt. However, absolute assurance that this is the case cannot be given.

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


                              RANCON INCOME FUND I,
                              A CALIFORNIA LIMITED PARTNERSHIP


                              By:   RANCON INCOME PARTNERS I, L.P.
                                    General Partner




Date: May 14, 1999            By:   /s/ Daniel L. Stephenson
                                   ------------------------
                                    Daniel L. Stephenson
                                    Director, President, Chief
                                    Executive    Officer   and
                                    Chief Financial Officer of
                                    Rancon Financial Corporation,