Form 10-Q
period 1999-06-30
RANCON INCOME FUND I
filed 1999-08-13
CIK 791996

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-16645


                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


               California                                    33-0157561
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification  No.)

   400 South El Camino Real, Suite 1100
           San Mateo, California                              94402-1708
           (Address of principal                              (Zip Code)
            executive offices)


                                 (650) 343-9300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes    X     No

          Total number of units outstanding as of June 30, 1999: 14,555

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                                  RANCON INCOME FUND I,
                            A CALIFORNIA LIMITED PARTNERSHIP

                                     Balance Sheets
                           (in thousands, except unit amounts)


                                                            June 30,      December 31,
                                                              1999            1998
                                                          (Unaudited)      (Audited)
                                                         -------------    ------------
Assets Real estate investments:
  Rental property, net of accumulated depreciation
    of $1,716 and $1,626 at June 30, 1999 and
    December 31, 1998, respectively                      $       4,212    $      4,290
  Rental property held for sale, net                                --             685
                                                         -------------    ------------
     Total real estate investments                               4,212           4,975
                                                         -------------    ------------

  Cash and cash equivalents                                      1,279             872
  Deferred costs, net of accumulated amortization
    of $34 and $42 at June 30, 1999 and December
    31, 1998, respectively                                          46              55
  Prepaid expenses and other assets                                 23             110
                                                         -------------    ------------

       Total assets                                      $       5,560    $      6,012
                                                         =============    ============

Liabilities and Partners' Equity (Deficit)
Liabilities:
  Accounts payable and other liabilities                 $         105    $        108
                                                         -------------    ------------

Commitments and contingent liabilities (see Note 5)                 --              --

Partners' Equity (Deficit):
  General partner                                                 (154)           (183)
  Limited partners, 14,555 limited partnership
    units outstanding                                            5,609           6,087
                                                         -------------   -------------
     Total partners' equity                                      5,455           5,904
                                                         -------------   -------------

       Total liabilities and partners' equity            $       5,560    $      6,012
                                                         =============    ============









                     See accompanying notes to financial statements.


                                         RANCON INCOME FUND I,
                                   A CALIFORNIA LIMITED PARTNERSHIP

                                       Statements of Operations
                     (in thousands, except per unit amounts and units outstanding)
                                              (Unaudited)


                                                    Three months ended            Six months ended
                                                         June 30,                     June 30,
                                               ------------------------     -------------------------
                                                  1999          1998           1999           1998
                                               ----------    ----------     -----------    ----------
Revenues:
Rental income                                  $      223    $      267     $       475    $      544
Gain on sale of real estate                           252            --             252            --
Interest and other income                               9             8              14            14
                                               ----------    ----------     -----------    ----------
        Total revenues                                484           275             741           558
                                               ----------    ----------     -----------    ----------

Expenses:
  Operating                                            90           104             183           225
  Depreciation and amortization                        48            41              97            85
  General and administrative                           72            79             140           143
                                               ----------    ----------     -----------    ----------
        Total expenses                                210           224             420           453
                                               ----------    ----------     -----------    ----------

Net income                                     $      274    $       51     $       321    $      105
                                               ==========    ==========     ===========    ==========

Net income per limited partnership unit        $    15.87    $     3.51     $     19.10    $     7.15
                                               ==========    ==========     ===========    ==========

Distributions per limited partnership unit:
  From net income                              $       --    $     1.92     $      1.92    $     1.92
  Representing return of capital                    50.00            --           50.00            --
                                               ----------    ----------     -----------    ----------
    Total distributions per limited
      partnership unit                         $    50.00    $     1.92     $     51.93    $     1.92
                                               ==========    ==========     ===========    ==========

Weighted average number of limited
  partnership units outstanding during each
  period used to compute net income per
  limited partnership unit                         14,555        14,555          14,555        14,555
                                               ==========    ==========     ===========    ==========









                            See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Statement of Partners' Equity (Deficit)
                     For the six months ended June 30, 1999
                                 (in thousands)
                                   (Unaudited)


                                         General      Limited
                                        Partners      Partners         Total
                                      ------------  ------------    -----------

Balance at December 31, 1998          $      (183)  $     6,087     $     5,904

Net income                                     44           277             321

Distributions                                 (15)         (755)           (770)
                                      ------------  -----------     -----------

Balance at June 30, 1999              $      (154)  $     5,609     $     5,455
                                      ============  ===========     ===========


































                 See accompanying notes to financial statements.


                                     RANCON INCOME FUND I,
                                A CALIFORNIA LIMITED PARTNERSHIP

                                    Statements of Cash Flows
                                         (in thousands)
                                          (Unaudited)


                                                                       Six months ended
                                                                           June 30,
                                                                 ----------------------------
                                                                     1999              1998
                                                                 -----------       ----------
Cash flows from operating activities:
    Net income                                                   $       321       $      105
    Adjustments to reconcile net income
      to net cash provided by operating activities:
       Net gain on sale of real estate                                  (252)              --
       Depreciation and amortization                                      97               85
    Changes in certain assets and liabilities:
       Prepaid expenses and other assets                                  87               46
       Deferred costs                                                      1               --
       Accounts payable and other liabilities                             (3)              25
                                                                 -----------       ----------

         Net cash provided by operating activities                       251              261
                                                                 -----------       ----------

Cash flows from investing activities:
    Net proceeds from sales of real estate                               937               --
    Additions to real estate                                             (11)              (6)
                                                                 -----------       ----------

         Net cash provided by (used for) investing activities            926               (6)
                                                                 -----------       ----------

Cash flows from financing activities:
    Distributions to limited partners                                   (770)             (28)
                                                                 -----------       ----------

Net increase in cash and cash equivalents                                407              227

Cash and cash equivalents at beginning of period                         872              749
                                                                 -----------       ----------

Cash and cash equivalents at end of period                       $     1,279       $      976
                                                                 ===========       ==========













                        See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1999
                                   (Unaudited)


Note 1.      THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors"), Rancon Income Partners I (the "General Partner") and Glenborough Corporation, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Income Fund I, a California Limited Partnership, (the "Partnership") as of June 30, 1999 and December 31, 1998, and the related statements of income, changes in partners' equity (deficit) and cash flows for the six months ended June 30, 1999 and 1998.

Allocation of Net Income and Net Loss - Allocation of the profits and losses from operations are made pursuant to the terms of the Partnership Agreement. Generally, net income from operations is allocated to the general partner and the limited partners in proportion to the amounts of cash from operations distributed to the partners for each fiscal year. In no event shall the general partner be allocated less than 1% of the net income from any period. If there are no distributions of cash from operations during such fiscal year, net income shall be allocated 90% to the limited partners and 10% to the general partner. Net losses from operations are allocated 90% to the limited partners and 10% to the general partner until such time as a partner's account is reduced to zero. Additional losses will be allocated entirely to those partners with positive account balances until such balances are reduced to zero. In no event will the general partner be allocated less than 1% of net loss for any period.

Net income other than net income from operations  shall be allocated as follows:
(i) first, 1% to the general partner; (ii) second, to the partners who have a deficit balance in their capital account in proportion to and to the extent of such deficit balances, provided, that in no event shall the general partner be allocated more than 10% of the net income other than net income from operations until the earlier of sale or disposition of substantially all of the assets or the distribution of cash (other than cash from operations) equal to the original invested capital of the general partner and the limited partner; (iii) the balance, if any, shall be allocated (a) first, to the general partner in an amount equal to the lesser of (1) the amount of cash from sale or financing anticipated to be distributed to the general partner or (2) an amount sufficient to increase the general partner's account balance to an amount equal to such distribution from sale or financing; (b) the balance, to the limited partners. In no event shall the general partner be allocated less than 1% of the net income other than net income from operations for any period.

Distributions - Distributions of cash from operations are generally allocated as follows: (i) first, to the limited partners until they receive a non-cumulative 6% return per annum on their unreturned capital contributions and (ii) the remainder, if any in a given year, shall be divided in the ratio of 90% to the limited partners and 10% to the general partner.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1999
                                   (Unaudited)


Distributions of cash from sales or financing are generally allocated as follows: (i) first, 2% to the general partner and 98% to the limited partners until the limited partners have received an amount equal to their capital contributions; (ii) second, 2% to the general partner and 98% to the limited partners until the limited partners have received a cumulative non-compounded return of 6% per annum on their unreturned capital contributions (less prior distributions of cash from operations); (ii) third, to the general partner for the amount of subordinated real estate commissions payable per the Partnership Agreement; (iv) fourth, 2% to the general partner and 98% to the limited partners until the limited partners have received an additional 4% return on their unreturned capital contributions (less prior distributions of cash from operations); (v) fifth, 2% to the general partner and 98% to the limited partners until the limited partners who purchased their partnership units ("Units") prior to June 1, 1988, receive an additional return (depending on the date on which they purchased the Units) on their unreturned capital of either 8%, 5% or 2% (calculated through the first anniversary date of the purchase of the Units); (vi) sixth, 98% to the general partner and 2% to the limited partners until the general partner has received an amount equal to 15% of all prior distributions made to the limited partners and the general partners pursuant to subparagraph (iv) and (v), reduced by the aggregate of all prior distributions to the general partner under subparagraph (iv) and (v); and (vii) seventh, the balance, 85% to the limited partners and 15% to the general partner.

Management Agreement - Effective January 1, 1995, RFC entered into an agreement with Glenborough whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. On January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relations services, resulting in a reduction in asset administration fee from $208,000, or $52,000 per quarter (as originally set forth in the agreement), to $187,000, or $46,800 per quarter, in 1998. Effective July 1, 1999, the agreement was further amended to: (i) reduce the asset administration fee to $100,000, or $25,000 per quarter, for the remaining half of the year (totaling $144,000 in 1999); (ii) increase the sales fee for improved properties from 2% to 3% and (ii) reduce the management fee applicable to Wakefield Industrial Center from 5% to 3% of the gross rental receipts. The Partnership will also pay Glenborough: (i) sales fees of 4% for land; (ii) a refinancing fee of 1% and (iii) a management fee of 5% of gross rental receipts from Bristol Medical Center. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of the Partnership or RFC.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1999
                                   (Unaudited)


Basis of Accounting - The accompanying unaudited financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern.

Note 2.      REFERENCE TO 1998 AUDITED FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 1998 audited financial statements.

Note 3.      SALES OF REAL ESTATE

On May 12, 1999, the Partnership sold Aztec Village Shopping Center ("Aztec"), a 23,879 square foot retail center located in San Diego, California, to an unaffiliated entity for $1,000,000. The Partnership realized a $252,000 gain on the sale which is reflected in the accompanying statement of operations for the six months ended June 30, 1999. The sale proceeds totaling $937,000 were net of selling costs and expenses incurred through June 30, 1999, of which $742,305 were distributed to the partners and the remainder was added to the Partnership's cash reserves.

Note 4.      DISTRIBUTIONS

On May 31, 1999, the Partnership distributed $14,555 and $727,750 to the general partner and limited partners, respectively, from proceeds from the sale of Aztec. This distribution of cash from sales represents a return of capital.

During the first half of 1999, the Partnership distributed $27,600 of cash from operations to the limited partners.

Note 5.      COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at June 30, 1999 for the May 1999 sale of Aztec. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the accompanying unaudited financial statements; however, the amount will be recorded if and when it becomes payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion addresses the Partnership's financial condition at June 30, 1999 and its results of operations for the six months ended June 30, 1999 and 1998. This information should be read in conjunction with the Partnership's December 31, 1998 audited financial statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

As of April 21, 1989, Rancon Income Fund I ("the Partnership") was funded from the sale of 14,559 limited partnership units ("Units") in the amount of $14,559,000. Four Units were retired in 1990 and 14,555 Units remain outstanding at June 30, 1999. As of June 30, 1999, the Partnership had cash of $1,279,000. The remainder of the Partnership's assets consists primarily of its real estate investments, totaling approximately $4,212,000 at June 30, 1999.

Operationally, the Partnership's primary source of funds consists of cash provided by its rental activities. Cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund distributions to the limited partners. Other sources of funds include interest earned on invested cash balances and proceeds from property sales.

The Partnership currently owns two properties:

       Property                                Type                               Square Feet
Wakefield Industrial Center     Industrial building (in Temecula, California)          44,200
Bristol Medical Center          Office building (in Santa Ana, California)             52,311

On May 12, 1999, the Partnership sold Aztec Village Shopping Center ("Aztec"), a 23,879 square foot retail center located in San Diego, California, to an unaffiliated entity for $1,000,000. The Partnership realized a $252,000 gain on the sale which is reflected in the accompanying statement of operations for the six months ended June 30, 1999. The sale proceeds totaling $937,000 were net of selling costs and expenses incurred through June 30, 1999, of which $742,305 were distributed to the partners and the remainder was added to the Partnership's cash reserves.

Management believes that the Partnership's cash balance at June 30, 1999, together with the cash from operations and sales, will be sufficient to finance the Partnership's and the properties' continued operations on both a short-term and long-term basis. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

General Matters

The $685,000 or 100% decrease in rental property held for sale at June 30, 1999 compared to December 31, 1998 is due to the May 1999 sale of Aztec.

The $87,000 or 79% decrease in prepaid expenses and other assets at June 30, 1999 compared to December 31, 1998 is primarily due to the collection of December 31, 1998 tenant receivables in the first quarter of 1999.

RESULTS OF OPERATIONS

Revenues

Rental income decreased $69,000 or 13% and $44,000 or 16% for the six and three months ended June 30, 1999, compared to the six and three months ended June 30, 1998, respectively, primarily due to the loss of rental income from the May 1999 sale of Aztec.

Occupancy rates at the Partnership's rental properties as of June 30, 1999 and 1998 were as follows:

                                                 June 30,
                                      -----------------------------
                                         1999                1998
                                      ---------             -------
    Bristol Medical Center                  62%                 75%
    Wakefield Building                     100%                100%

The 13% decrease in occupancy from June 30, 1998 to June 30, 1999 at Bristol Medical Center is a result of a 3,000 square foot tenant downsizing to a 2,000 square foot office space in September 1998. Management is currently in negotiations with a prospective tenant to lease a 1,600 square foot suite and is marketing the other vacant space to potential tenants.

The $252,000 gain on sale of real estate at June 30, 1999 resulted from the May 1999 sale of Aztec.

Interest and other income remained stable during the six and three months ended June 30, 1999, compared to the six and three months ended June 30, 1998.

Expenses

Operating expenses decreased $42,000 or 19% and $14,000 or 13% for the six and three months ended June 30, 1999, compared to the six and three months ended June 30, 1998, respectively, primarily due to the sale of Aztec. Also contributing to the decrease is the recognition of $18,000 of bad debt in the first quarter of 1998 and a reduction in 1999 expenses at Bristol Medical Center due to lower occupancy.

Depreciation and amortization expense increased $12,000 or 14% and $7,000 or 17% for the six and three months ended June 30, 1999 compared to the six and three months ended June 30, 1998, respectively, due to the depreciation of additions to rental properties and the amortization of lease commissions.

General and administrative expenses remained stable during the six and three months ended June 30, 1999, compared to the six and three months ended June 30, 1998.

Year 2000 Compliance

State of Readiness. Glenborough Corporation ("Glenborough"), the Partnership's asset and property manager, utilizes a number of computer software programs and operating systems. These programs and systems primarily comprise information technology systems ("IT Systems") (i.e., software programs and computer operating systems) that serve the management operations. Although the Partnership does not utilize any significant IT Systems of its own, it does utilize embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery systems (e.g., HVAC, fire safety and security) at its properties ("Property Systems"). To the extent that software applications contain a source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of these IT Systems and Property Systems will be necessary.

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

Part II.          OTHER INFORMATION


Item 1.           Legal Proceedings

                  None.

Item 2.           Changes in Securities and Use of Proceeds

                  Not applicable.

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits:

                  (27)  Financial Data Schedule

                  (b)  Reports on Form 8-K (incorporated herein by reference):

                  On May 26, 1999, the Partnership filed a report on Form 8-K with respect to the sale of the Aztec Village Shopping Center.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              RANCON INCOME FUND I,
                              a California limited partnership

                              By       Rancon Income Partners I, L.P.
                                       its General Partner



Date:    August 13, 1999      By:       /s/  DANIEL L. STEPHENSON
                                       --------------------------
                                       Daniel L. Stephenson
                                       Director, President, Chief Executive
                                       Officer and Chief Financial Officer of
                                       Rancon Financial Corporation, General
                                       Partner of Rancon Income Partners I, L.P.