Form 10-Q
period 1999-09-30
RANCON INCOME FUND I
filed 1999-11-15
CIK 791996

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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


                              Yes    X     No

       Total number of units outstanding as of September 30, 1999: 14,555

PART I.             FINANCIAL INFORMATION


Item 1.             Financial Statements

                                       RANCON INCOME FUND I,
                                 A CALIFORNIA LIMITED PARTNERSHIP

                                          Balance Sheets
                                (in thousands, except unit amounts)


                                                                September 30,       December 31,
                                                                    1999               1998
                                                                 (Unaudited)         (Audited)
                                                                -------------      -------------
Assets Real estate investments:
  Rental property, net of accumulated depreciation
    of $1,759 and $1,626 at September 30, 1999 and
    December 31, 1998, respectively                             $       4,237      $       4,290
  Rental property held for sale, net                                       --                685
                                                                -------------      -------------
     Total real estate investments                                      4,237              4,975
                                                                -------------      -------------

  Cash and cash equivalents                                             1,139                872
  Deferred costs, net of accumulated amortization of
    $37 and $42 at September 30, 1999 and December 31,
    1998, respectively                                                     49                 55
  Prepaid expenses and other assets                                        28                110
                                                                -------------      -------------

       Total assets                                             $       5,453      $       6,012
                                                                =============      =============

Liabilities and Partners' Equity (Deficit)
Liabilities:
  Accounts payable and other liabilities                        $         109      $         108
                                                                -------------      -------------

Commitments and contingent liabilities (see Note 5)                        --                 --

Partners' Equity (Deficit):
  General partner                                                        (154)              (183)
  Limited partners, 14,555 limited partnership units
    outstanding                                                         5,498              6,087
                                                                -------------      -------------
       Total partners' equity                                           5,344              5,904
                                                                -------------      -------------

       Total liabilities and partners' equity                   $       5,453      $       6,012
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


                                           RANCON INCOME FUND I,
                                     A CALIFORNIA LIMITED PARTNERSHIP

                                         Statements of Operations
                       (in thousands, except per unit amounts and units outstanding)
                                                (Unaudited)


                                                   Three months ended               Nine months ended
                                                      September 30,                   September 30,
                                               --------------------------     ---------------------------
                                                  1999            1998           1999             1998
                                               ----------      ----------     -----------      ----------
Revenues:
  Rental income                                $      195      $      246     $       670      $      790
  Gain on sale of real estate                          --              --             252              --
  Interest and other income                            12               5              26              19
                                               ----------      ----------     -----------      ----------
    Total revenues                                    207             251             948             809
                                               ----------      ----------     -----------      ----------

Expenses:
  Operating                                            78             116             261             341
  Depreciation and amortization                        47              43             144             128
  General and administrative                           48              73             188             216
                                               ----------      ----------     -----------      ----------
    Total expenses                                    173             232             593             685
                                               ----------      ----------     -----------      ----------

Net income                                     $       34      $       19     $       355      $      124
                                               ==========      ==========     ===========      ==========

Net income per limited partnership unit        $     2.27      $     1.31     $     21.37      $     8.45
                                               ==========      ==========     ===========      ==========

Distributions per limited partnership unit:
  From net income                              $     9.96      $     1.86     $     11.88      $     3.78
  Representing return of capital                       --              --           50.00              --
                                               ----------      ----------     -----------      ----------
    Total distributions per limited
      partnership unit                         $     9.96      $     1.86     $     61.88      $     3.78
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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Statement of Partners' Equity (Deficit)
                  For the nine months ended September 30, 1999
                                 (in thousands)
                                   (Unaudited)


                                     General         Limited
                                     Partners       Partners          Total
                                    ----------     -----------     ----------

Balance at December 31, 1998        $     (183)    $     6,087     $    5,904

Net income                                  44             311            355

Distributions                              (15)           (900)          (915)
                                    ----------     -----------     ----------

Balance at September 30, 1999       $     (154)    $     5,498     $    5,344
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


                                       RANCON INCOME FUND I,
                                 A CALIFORNIA LIMITED PARTNERSHIP

                                     Statements of Cash Flows
                                          (in thousands)
                                            (Unaudited)


                                                                         Nine months ended
                                                                           September 30,
                                                                 -------------------------------
                                                                      1999               1998
                                                                 -------------      ------------
Cash flows from operating activities:
  Net income                                                     $         355      $        124
  Adjustments to reconcile net income
    to net cash provided by operating activities:
     Net gain on sale of real estate                                      (252)               --
     Depreciation and amortization                                         144               128
  Changes in certain assets and liabilities:
     Prepaid expenses and other assets                                      82                44
     Deferred costs                                                         (5)              (41)
     Accounts payable and other liabilities                                  1                78
                                                                 -------------      ------------

       Net cash provided by operating activities                           325               333
                                                                 -------------      ------------

Cash flows from investing activities:
  Net proceeds from sales of real estate                                   937                --
  Additions to real estate                                                 (80)              (61)
                                                                 -------------      ------------

       Net cash provided by (used for) investing activities                857               (61)
                                                                 -------------      ------------

Cash flows from financing activities:
  Distributions to partners                                               (915)              (55)
                                                                 -------------      ------------

Net increase in cash and cash equivalents                                  267               217

Cash and cash equivalents at beginning of period                           872               749
                                                                 -------------      ------------

Cash and cash equivalents at end of period                       $       1,139      $        966
                                                                 =============      ============















                          See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1999
                                   (Unaudited)


Note 1.     THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors"), Rancon Income Partners I (the "General Partner") and Glenborough Corporation, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Income Fund I, a California Limited Partnership, (the "Partnership") as of September 30, 1999 and December 31, 1998, and the related statements of income, changes in partners' equity (deficit) and cash flows for the nine months ended September 30, 1999 and 1998.

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

                               September 30, 1999
                                   (Unaudited)


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

Management Agreement - Effective January 1, 1995, RFC entered into an agreement with Glenborough whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. On January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relations services, resulting in a reduction in the asset administration fee from $208,000, or $52,000 per quarter (as originally set forth in the agreement), to $187,000, or $46,800 per quarter, in 1998. Effective July 1, 1999, the agreement was further amended to: (i) reduce the asset administration fee to $100,000, or $25,000 per quarter, for the remaining half of the year (totaling $144,000 in 1999); (ii) increase the sales fee for improved properties from 2% to 3% and (iii) reduce the management fee applicable to Wakefield Industrial Center from 5% to 3% of the gross rental receipts. The Partnership will also pay Glenborough: (i) a sales fees of 4% for land; (ii) a refinancing fee of 1% and (iii) a management fee of 5% of gross rental receipts from Bristol Medical Center. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of the Partnership or RFC.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1999
                                   (Unaudited)


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

Note 3.     SALE OF REAL ESTATE

On May 12, 1999, the Partnership sold Aztec Village Shopping Center ("Aztec"), a 23,879 square foot retail center located in San Diego, California, to an unaffiliated entity for $1,000,000. The Partnership realized a $252,000 gain on the sale which is reflected in the accompanying statement of operations for the nine months ended September 30, 1999. The sale proceeds totaled $937,000 (net of selling costs and expenses incurred through September 30, 1999); $742,305 of these proceeds was distributed to the partners and the remainder was added to the Partnership's cash reserves.

Note 4.     DISTRIBUTIONS

During the nine months ended September 30, 1999, the Partnership distributed $14,555 and $727,750 to the general partner and limited partners, respectively, from proceeds from the sale of Aztec. This distribution of cash from sales represents a return of capital.

During the nine months ended September 30, 1999, the Partnership distributed $173,000 of cash from operations to the limited partners.

Note 5.     COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at September 30, 1999 for the May 1999 sale of Aztec. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the accompanying unaudited financial statements; however, the amount will be recorded if and when it becomes payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion addresses the Partnership's financial condition at September 30, 1999 and its results of operations for the nine months ended September 30, 1999 and 1998. This information should be read in conjunction with the Partnership's December 31, 1998 audited financial statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

On April 21, 1989, Rancon Income Fund I ("the Partnership") was funded from the sale of 14,559 limited partnership units ("Units") in the amount of $14,559,000. Four Units were retired in 1990 and 14,555 Units remain outstanding at September 30, 1999.

As of September 30, 1999, the Partnership had cash of $1,139,000. The remainder of the Partnership's assets consists primarily of its real estate investments, totaling approximately $4,237,000 at September 30, 1999.

Operationally, the Partnership's primary source of funds consists of cash provided by its rental properties. Cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund distributions to the limited partners. Other sources of funds include interest earned on invested cash balances and proceeds from property sales.

Management believes that the Partnership's cash balance at September 30, 1999, together with the cash from operations and sales, will be sufficient to finance the Partnership's and the properties' continued operations on both a short-term and long-term basis. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Operating Activities

During the nine months ended September 30, 1999, the Partnership's cash provided by operating activities totaled $325,000.

The $82,000, or 75%, decrease in prepaid expenses and other assets at September 30, 1999, compared to December 31, 1998, is primarily due to the collection of December 31, 1998 tenant receivables in the first quarter of 1999.

Investing Activities

During the nine months ended September 30, 1999, the Partnership's cash provided by investing activities totaled $857,000, which includes $937,000 of net cash proceeds from sale of real estate and $80,000 of cash used for additions to real estate.

The Partnership received net sale proceeds totaling $937,000 from the May 1999 sale of a 23,879 square foot retail center referred to as Aztec Village Shopping

Center ("Aztec"). The $685,000, or 100%, decrease in rental property held for sale at September 30, 1999, compared to December 31, 1998, is due to this sale.

Financing Activities

During the nine months ended September 30, 1999, the Partnership made a $742,305 distribution of cash from the sale of Aztec and a $173,000 distribution of cash from operations.

Rental Property

The Partnership's rental properties, consisting of approximately 96,500 square feet of space, are as follows:

        Property                                Type                             Square Feet
---------------------------     --------------------------------------------     -----------
Wakefield Industrial Center     Industrial building (in Temecula, California)       44,200
Bristol Medical Center          Office building (in Santa Ana, California)          52,311

RESULTS OF OPERATIONS

Revenues

Rental income decreased $120,000, or 15%, and $51,000, or 21%, for the nine and three months ended September 30, 1999, compared to the nine and three months ended September 30, 1998, respectively, primarily due to the loss of rental income from the May 1999 sale of Aztec.

Occupancy rates at the Partnership's rental properties as of September 30, 1999 and 1998 were as follows:

                                                 September 30,
                                      ---------------------------------
                                           1999                1998
                                      ---------------     -------------
   Bristol Medical Center                   63%                 58%
   Wakefield Building                      100%                100%

The 5 percentage point increase in occupancy from September 30, 1998 to September 30, 1999 at Bristol Medical Center is attributed to leasing of 6,447 square feet of previously vacant space to three tenants and the expansion of a 1,023 square foot tenant to a 2,043 square foot suite. Slightly offsetting this increase in occupancy was a decrease due to two tenants, occupying 3,260 square feet of space in the aggregate, vacating their space upon their respective lease expirations. Management is currently negotiating lease renewals with two existing tenants occupying 3,000 square feet of space and is marketing the other vacant space to potential tenants.

The $252,000 gain on sale of real estate for the nine months ended September 30, 1999 resulted from the May 1999 sale of Aztec.

Interest and other income increased $7,000, or 37%, and $7,000, or 140%, during the nine and three months ended September 30, 1999, compared to the nine and three months ended September 30, 1998 primarily due to the higher average invested cash balance resulting from the May 1999 sale of Aztec.

Expenses

Operating expenses decreased $80,000, or 23%, and $38,000, or 33%, for the nine and three months ended September 30, 1999, compared to the nine and three months ended September 30, 1998, respectively, primarily due to the sale of Aztec. Also contributing to the decrease is the receipt of a prior year real estate tax refund in August 1999 and the recognition of $18,000 of bad debt in the first quarter of 1998.

Depreciation and amortization expense increased $16,000, or 12%, and $4,000, or 9%, for the nine and three months ended September 30, 1999, compared to the nine and three months ended September 30, 1998, respectively, due to the depreciation of additions to rental properties and the amortization of lease commissions.

General and administrative expenses decreased $28,000, or 13%, and $25,000, or 34%, during the nine and three months ended September 30, 1999, compared to the nine and three months ended September 30, 1998, primarily due to a reduction in asset management fees resulting from an amendment to the management agreement effective July 1, 1999 (as described in Note 1 of the Notes to Financial Statements).

Year 2000 Compliance

State of Readiness. Glenborough Corporation ("Glenborough"), the Partnership's asset and property manager, utilizes a number of computer software programs and operating systems. These programs and systems primarily comprise information technology systems ("IT Systems") (i.e., software programs and computer operating systems) that serve the management operations. Although the Partnership does not utilize any significant IT Systems of its own, it does utilize embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery systems (e.g., HVAC, fire safety and security) at its properties ("Property Systems"). To the extent that software applications contain a source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of these IT Systems and Property Systems have been necessary.

IT Systems. Employing a team made up of internal personnel and third-party consultants, Glenborough completed an identification of IT Systems, including hardware components that were not yet Year 2000 compliant. To the best of Glenborough's knowledge based on available information and a reasonable level of inquiry and investigation, such upgrading as appears to be called for under the circumstances has been completed in accordance with prevailing industry practice. Glenborough completed a testing program during 1999. In addition, the Partnership has communicated with third parties with whom it does significant business, such as financial institutions, tenants and vendors, to determine their readiness for Year 2000 compliance.

Property Systems. An identification of Property Systems, including hardware components, that were not yet Year 2000 compliant, has also been completed. Upgrading of such systems as appears to be called for under the circumstances based on available information and a reasonable level of inquiry and investigation, and in accordance with prevailing industry practice has been completed and tested. To the best of Glenborough's knowledge, the Partnership has no Property Systems, the failure of which would have a material effect on its operations.

Costs of Addressing Year 2000 issues. Given the information known at this time about systems that are non-compliant, coupled with ongoing, normal course-of business efforts to upgrade or replace critical systems, as necessary, the Partnership has not incurred Year 2000 compliance costs that have had a material adverse impact on its liquidity or ongoing results of operations. The costs of assessment and remediation of the Property Systems have been paid by the Partnership as an operating expense.

Risks of Year 2000 issues. In light of the assessment and upgrading efforts to date, and completion of the planned, normal course-of-business upgrades and subsequent testing, the Partnership believes that any residual Year 2000 risk will be limited to non-critical business applications and support hardware, and to short-term interruptions affecting Property Systems which, if they occur at all, will not be material to overall operations. Glenborough and the Partnership believe that all IT Systems and Property Systems will be Year 2000 compliant and that compliance will not materially adversely affect its future liquidity or results of operations or its ability to service debt. However, absolute assurance that this is the case cannot be given.

Contingency Plans. The Partnership has developed a contingency plan for all operations which addresses the most reasonably likely worst case scenario regarding Year 2000 compliance. Such a plan, however, recognizes material limitations on the ability to respond to major regional or industrial failures such as power outages or communications breakdowns.

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


                                 RANCON INCOME FUND I,
                                 a California limited partnership

                                 By:   Rancon Income Partners I, L.P.
                                       its General Partner



Date:    November 15, 1999       By:    /s/  DANIEL L. STEPHENSON
                                       --------------------------
                                       Daniel L. Stephenson
                                       Director, President, Chief Executive
                                       Officer and Chief Financial Officer of
                                       Rancon Financial Corporation, General
                                       Partner of Rancon Income Partners I, L.P.