Form 10-K
period 1999-12-31
RANCON INCOME FUND I
filed 2000-03-31
CIK 791996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934.
                      For the year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
                        For the transition period from to

                         Commission file number: 0-16645

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

                      California                                33-0157561
           --------------------------------                 --------------
             (State or other jurisdiction                   (I.R.S. Employer
           of incorporation or organization)               Identification No.)

         400 South El Camino Real, Suite 1100                  94402-1708
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

At December 31, 1999, the Partnership owned two properties, which are more fully described in Item 2.

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

Item 2.           Properties

The Partnership currently owns the properties listed below:

                                                                                                    Encumbrances at
            Name                        Location                   Type           Size              December 31, 1999
            ----                        --------                   ----           ----              -----------------
Wakefield Industrial             Temecula, California           Light            44,200 sq. ft.           None
  Center                                                          Industrial

Bristol Medical Center           Santa Ana, California          Office           52,311 sq. ft.           None

Wakefield Industrial Center
---------------------------
In April 1987, the Partnership acquired the Wakefield facility, at a cost of approximately $1,899,000 plus acquisition fees of $87,000. Wakefield consists of two buildings on approximately 3.99 acres of land. The property is located in Temecula, California, on the west side of Jefferson Avenue, approximately 500 feet west of the Interstate 15 highway in an area that is zoned for "medium manufacturing".

Both buildings are composed of concrete tilt-up construction and have central heating and air conditioning systems in the office areas. One building contains approximately 25,000 square feet of leasable space, of which approximately 5,900 square feet is office space, with the balance used for manufacturing and related purposes. The other building contains approximately 19,200 square feet of leasable space of which approximately 4,800 square feet is office space, with the balance used for warehousing and related purposes. The Wakefield facility provides uncovered parking for approximately 54 cars and includes partially improved land which is used for car parking and truck access.

According to research conducted by the Partnership's property manager, the market has approximately 7,549,000 square feet of existing industrial space, with an overall vacancy rate of 8.4%. The area offers a wide range of high quality, attractive industrial projects ranging from multi-tenant incubator space to large, single-user distribution facilities located in master-planned business parks. There is approximately 325,000 square feet of multi-tenant and free standing industrial space that competes directly with Wakefield Industrial Center. The asking rent for industrial space in this area ranges between $4.80 industrial gross to $6.00 per foot NNN (tenant pays all operating expenses, including taxes, insurance, and capital).

The occupancy level at December 31, 1999, 1998, 1997 and 1996 and November 30, 1995, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last five years were as follows:
                   Occupancy Level                 Average Annual Effective
                     Percentage                      Rent Per Square Foot
                   ---------------                 ------------------------
       1999             100%                                $  4.40
       1998             100%                                $  4.31
       1997             100%                                $  4.14
       1996             100%                                $  4.04
       1995             100%                                $  3.96

One tenant occupies 100% of the net rentable square footage of the two buildings. The principal terms of the lease and the nature of the tenant's business are as follows:

                                      Wakefield Engineering, Inc.
                                      ---------------------------
      Nature of Business:                 Manufacturer
      Lease Term:                         10 years
      Expiration Date:                    November 30, 2004
      Square Feet:                        44,200
      (% of rentable total):              100%
      Annual Rent:                        $194,000
      Rent Increase:                      Annual - CPI
      Renewal Options:                    None

In 1996, management determined that the carrying value of Wakefield Industrial Center was in excess of the estimated fair value. As a result, the Partnership recorded a provision for impairment of its investment in Wakefield IndustrialCenter of $175,000. No such provision was recorded in 1997, 1998 or 1999.

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

Bristol Medical Center consists of two 2-story medical office buildings and related parking spaces on approximately 3.42 acres. The two office buildings contain an aggregate of approximately 52,311 net rentable square feet of office space. Each of the buildings has one elevator and three stairways, and each suite is served by its own roof-mounted heating and air conditioning unit. The property contains uncovered parking for approximately 299 cars.

According to research conducted by the Partnership's property manager, the direct market area consists of five medical buildings totaling approximately 189,847 rentable square feet, all of which are older Class "B" Buildings. The sub-market, consisting of smaller dental/medical offices and retail sites is being condemned or purchased by the City of Santa Ana to widen Bristol Street. The renovation project which is underway by the City of Santa Ana will include new retail buildings and a landscaped median, which should enhance the area considerably. Net absorption in this area has been on a downward trend since 1992 when changes in the health care industry began. Currently, total vacancy in this market is approximately 8.6%. The annual rental rates for the area range from $16.08 per square foot to $17.40 per square foot modified gross (tenant pays interior janitorial costs).

The occupancy level at December 31, 1999, 1998 and 1997, 1996 and November 30, 1995, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last five years were as follows:

                      Occupancy Level                 Average Annual Effective
                        Percentage                      Rent Per Square Foot
                      ---------------                 ------------------------
       1999                 65%                              $  18.00
       1998                 60%                              $  18.40
       1997                 83%                              $  19.00
       1996                 85%                              $  18.89
       1995                 91%                              $  18.76

The current annual rental rates for this property range from $10.32 to $27.36 per square foot.

The current annual rental rates at Bristol Medical Center are higher than the market average as the leases in effect are old and were signed at a time when such rates were market rates. The occupancy at Bristol Medical Center increased from 60% at December 31, 1998 to 65% at December 31, 1999 due to leasing of 2,043 square feet of previously vacant space. Leasing space at Bristol Medical Center is difficult as changes in the healthcare industry have reduced the number of independent physicians opening second offices. Additionally, physicians appear to be leasing space at retail locations, which tend to offer more exposure than the traditional medical buildings.

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
      Rent Increase:                    Annual - CPI
      Renewal Options:                  None

In 1998 and 1996, the Partnership recorded provisions for impairment of its investment in Bristol Medical Center of $451,000 and $1,470,000, respectively due to an increase in vacancy, the difficulty in leasing vacant space and projected cash flows. There is no such provision in 1999

Aztec Village Shopping Center
-----------------------------
On May 12, 1999, the Partnership sold Aztec Village Shopping Center ("Aztec") to an unaffiliated entity for $1,000,000. The Partnership had originally acquired Aztec, located in San Diego, CA in May 1988 for $3,350,000, plus closing costs. The Partnership realized a $254,000 gain on the sale, which is reflected in the accompanying statement of operations for the year ended December 31, 1999. The net proceeds totaled $937,000, of which $742,305 was distributed to the partners and the remainder was added to the Partnership's cash reserves.


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

Holders
-------
As of December 31, 1999, a total of 1,320 persons (Limited Partners) held Units.

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

                                                Amount           Amount
        Date of        Amount Distributed     Distributed    Distributed to
     Distribution      to Limited Partners     Per Unit      General Partner
     ------------      -------------------     --------      ---------------
      08/30/99          $     145,550         $  10.00             --
      05/28/99          $     727,750         $  50.00       $ 14,555
       02/25/99         $      27,656         $   1.90             --
       09/03/98         $      27,656         $   1.90             --
       02/26/98         $      27,656         $   1.90             --
       08/29/97         $      28,000         $   1.92             --
       02/28/97         $      14,000         $   0.96             --

Of the total distributions noted above, $61.90, $3.80 and $2.88 per unit represented a return of capital for the fiscal years ended December 31, 1999, 1998 and 1997, respectively. The increase in distributions for the year ended 1999, compared to 1998 and 1997, resulted from the proceeds from the sale of Aztec Village.

Item 6.                    Selected Financial Data
                           -----------------------
The following is selected financial data for the five years ended December 31, 1999, 1998, 1997, 1996 and November 30, 1995 (in thousands, except per Unit data).

                                   1999               1998            1997              1996              1995
                                   ----             ------          --------          --------          ------
Rental income                  $     868        $    1,022          $   1,142         $   1,125        $   1,397

Provision for impairment
 of investments in
  real estate                  $      --        $      451          $     438         $   1,645        $      --

Net income (loss)              $     391        $     (279)         $    (165)        $  (1,394)       $     300

Net income (loss)
  allocable to limited
  partners                     $     387        $     (276)         $    (163)        $  (1,380)       $     297

Net income (loss)
  per limited
  partnership unit             $   26.59        $  (18.96)          $  (11.20)        $  (94.81)       $   20.40

Total assets                   $   5,488        $    6,012          $   6,323         $   6,531        $   8,159

Cash distributions
  per  limited
  partnership unit             $   61.90        $    3.80           $    2.88         $    7.00        $   33.39

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The following discussions should be read in conjunction with the financial statements and notes thereto in Item 14 of Part IV:

On April 21, 1989, Rancon Income Fund I ("the Partnership") was funded from the sale of 14,559 limited partnership units ("Units") in the amount of $14,559,000. Four units were retired in 1990 and 14,555 Units remain outstanding at December 31, 1999. As of December 31, 1999, the Partnership had cash of $1,208,000. The remainder of the Partnership's assets consists primarily of its real estate investments, which totaled approximately $4,220,000 at December 31, 1999.

Operationally, the Partnership's primary source of funds consists of cash generated from operating the rental properties. Cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund distributions to the limited partners. Another source of funds has been the interest earned on invested cash balances.

On May 12, 1999, the Partnership sold Aztec Village Shopping Center ("Aztec"), a 23,879 square foot retail center located in San Diego, California, to an unaffiliated entity for $1,000,000. The Partnership realized a $254,000 gain on the sale, which is reflected in the accompanying statement of operations for the year ended December 31, 1999. The sale proceeds totaling $937,000 were net of selling costs and expenses incurred, of which $742,305 was distributed to the partners and the remainder was added to the Partnership's cash reserves.

Management believes that the Partnership's cash balance as of December 31, 1999, together with the cash from operations, will be sufficient to finance the Partnership's and the properties continued operations on both a short-term and long-term basis.

RESULTS OF OPERATIONS
---------------------
1999 versus 1998
----------------
Rental income decreased $154,000, or 15%, for the year ended December 31, 1999 compared to the year ended December 31, 1998. The decrease was primarily due to the sale of Aztec Village.

The $254,000 gain on sale of real estate resulted from the May 1999 sale of Aztec Village Shopping Center.

Interest and other income increased $10,000, or 34%, for the year ended December 31, 1999 compared to the year ended December 31, 1998 due to a higher invested balance resulting from sale of Aztec Village.

Operating expenses decreased $84,000, or 20%, for the year ended December 31, 1999 compared to the year ended December 31, 1998 primarily due to the sale of the Aztec Village.

Depreciation and amortization  expense increased  $19,000,  or 11%, for the year
ended   December  31,  1999  compared  to  December  31,  1998  due  to  capital improvements at rental properties.

General and administrative expenses decreased $44,000, or 16%, during the year ended December 31, 1999 compared to the year ended December 31, 1998, primarily due to a decrease in asset management fee resulting from the sale of Aztec
Village.  Since  July 1999,  the annual  asset  management  fee was  reduced to
$100,000

1998 versus 1997
----------------
Rental income decreased $120,000, or 11%, for the year ended December 31, 1998 compared to the year ended December 31, 1997. The decrease was primarily due to one of the tenants, St. Jude Hospital, downsizing leased office space in September 1998 at Bristol Medical Center.

Interest and other income increased $15,000, or 100%, in 1998 compared to 1997 due to the interest earned on a higher invested cash balance in 1998.

Operating, depreciation and amortization and general and administrative expenses incurred in 1998 were consistent with the expenses incurred in 1997.

In 1998 and 1997, due to high vacancy levels, difficulty in leasing vacant space and projected cash flows, management determined that the carrying value of two of the Partnership's rental properties were in excess of their estimated fair values. As a result, in 1998, the Partnership recorded a provision for impairment of its investment in Bristol Medical Center in the amount of $451,000. In 1997, a provision for impairment of the investment in Aztec Village Shopping Center was recorded in the amount of $438,000.

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

Mr. Stephenson, age 56, founded RFC in 1971 for the purpose of establishing a commercial, industrial and residential property syndication,development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.

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

Item 13.                   Certain Relationships and Related Transactions

For the year ended December 31, 1999, the Partnership did not incur any costs reimbursable to RFC or any affiliate of the Partnership.

                                     Part IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  The following documents are filed as part of this report

              (1)  Financial Statements:

                   Report of Independent Public Accountants

                   Balance Sheets as of December 31, 1999 and 1998

                   Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

                   Statements of Partners' Equity (Deficit) for the Years Ended
                    December 31, 1999, 1998 and 1997

                   Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

                   Notes to Financial Statements

              (2)  Financial Statement Schedule:

                   Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1999 and Notes thereto

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


                                        RANCON INCOME FUND I,
                                        a California Limited Partnership
                                        (Partnership)

                                        By:  RANCON INCOME PARTNERS I, L.P.
                                             General Partner



Date:    March 30, 2000                 By:  /s/ Daniel L. Stephenson
                                             ------------------------
                                             Daniel L. Stephenson,
                                             Director, President,
                                             Chief Executive Officer and
                                             Chief Financial Officer of
                                             Rancon Financial Corporation,
                                             General Partner of
                                             Rancon Income Partners I, L.P.




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


                                        By:   RANCON INCOME PARTNERS I, L.P.
                                              General Partner



Date:    March 30, 2000                 By:   /s/ Daniel L. Stephenson
                                              ------------------------
                                              Daniel L. Stephenson,
                                              Director, President,
                                              Chief Executive Officer and
                                              Chief Financial Officer of
                                              Rancon Financial Corporation,
                                              General Partner of
                                              Rancon Income Partners I, L.P.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE




                                                                            Page

Report of Independent Public Accountants                                     15

Financial Statements:

         Balance Sheets as of December 31, 1999, 1998 and 1997               16

         Statements of Operations for the years ended December 31, 1999,
           1998 and 1997                                                     17

         Statements of Partners' Equity (Deficit) for the years ended
           December 31, 1999, 1998 and 1997   18

         Statements of Cash Flows for the years ended December 31, 1999,
           1998 and 1997                                                     19

         Notes to Financial Statements  20

Schedule:

         III -  Real Estate and Accumulated Depreciation
                as of December 31, 1999 and Notes thereto                    25



All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
RANCON INCOME FUND I, A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of RANCON INCOME FUND I, A CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RANCON INCOME FUND I, A
CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with accounting principles generally accepted in the United States.

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





San Francisco, California
  February 4, 2000

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                           December 31, 1999 and 1998
                    (in thousands, except units outstanding)

                                                                      1999                  1998
                                                                  -------------         ------------
Assets Real estate investments:
   Rental property, net of accumulated depreciation of
     $1,805 and $1,626 at December 1999 and 1998,
     respectively                                                 $       4,220         $      4,290
   Rental property held for sale, net                                        --                  685
                                                                  -------------         ------------

     Total real estate investments                                        4,220                4,975
                                                                  -------------         ------------

Cash and cash equivalents                                                 1,208                  872
Deferred costs, net of accumulated amortization of
   $40 and $42 at December 31, 1999 and 1998, respectively                   45                   55
Prepaid expenses and other assets                                            15                  110
                                                                  -------------         ------------

     Total assets                                                 $       5,488         $      6,012
                                                                  =============         ============

Liabilities and Partners' Equity (Deficit)
------------------------------------------
Liabilities:
   Accounts payable and accrued expenses                          $          48         $         36
   Security deposits                                                         60                   72
                                                                  -------------         ------------

     Total liabilities                                                      108                  108
                                                                  -------------         ------------

Partners' Equity (deficit):
   General Partner                                                         (193)                (183)
   Limited Partners (14,555 limited partnership
     units outstanding)                                                   5,573                6,087
                                                                  -------------         ------------

     Total partners' equity                                               5,380                5,904
                                                                  -------------         ------------

     Total liabilities and partners' equity                       $       5,488         $      6,012
                                                                  =============         ============






   The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
              For the years ended December 31, 1999, 1998 and 1997
                (in thousands, except per unit and unit amounts)



                                                                1999                  1998                    1997
                                                              ---------            -----------            ---------
Revenue:
 Rental income                                                $     868            $     1,022            $   1,142
 Gain on sale of real estate                                        254                     --                   --
 Interest and other income                                           40                     30                   15
                                                              ---------            -----------            ---------

       Total revenue                                              1,162                  1,052                1,157
                                                              ---------            -----------            ---------

Expenses:
 Operating                                                          345                    429                  424
 Depreciation and amortization                                      194                    175                  181
 Provision for impairment of investments
    in real estate                                                   --                    451                  438
 General and administrative                                         232                    276                  279
                                                              ---------            -----------            ---------

       Total expenses                                               771                  1,321                1,322
                                                              ---------            -----------            ---------

Net income (loss)                                             $     391            $      (279)            $   (165)
                                                               ========             ===========            ========

Net income (loss) per limited partnership unit                $  26.59             $    (18.96)            $ (11.20)
                                                               =======              ==========              =======

Distributions per limited partnership unit:
 From net income                                              $  26.59            $        --             $      --
 Representing return of capital                                  35.31                    3.80                 2.88
                                                              ---------             ----------             --------

       Total distributions per limited partnership unit       $  61.90             $      3.80            $    2.88
                                                               =======              ==========             ========

Weighted average number of limited  partnership
    units  outstanding  during each period used to
    compute net income (loss) and distributions per
    limited partnership unit                                    14,555                  14,555                14,555
                                                              =========            ===========              ========




   The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
              For the years ended December 31, 1999, 1998 and 1997
                                 (in thousands)


                                            General         Limited
                                            Partner         Partners         Total
                                           ---------     -----------      ----------


      Balance at December 31, 1996         $    (178)     $   6,623        $   6,445

      Distributions                               --            (42)             (42)

      Net loss                                    (2)          (163)            (165)
                                           ----------     ----------       ----------

      Balance at December 31, 1997              (180)         6,418            6,238

      Distributions                               --            (55)             (55)

      Net loss                                    (3)          (276)            (279)
                                           ----------     ----------       ----------

      Balance at December 31, 1998              (183)         6,087            5,904

      Distributions                              (14)          (901)            (915)

      Net income                                   4            387              391
                                            ---------     ----------       ----------
      Balance at December 31, 1999           $  (193)        $5,573           $5,380
                                            =========     ==========       ==========




   The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
              For the years ended December 31, 1999, 1998 and 1997
                                 (in thousands)


                                                            1999               1998                1997
                                                        ------------        -----------          ----------

Cash flows from operating activities:
      Net loss                                          $       391         $      (279)        $      (165)
Adjustments to reconcile net loss
   to net cash provided by operating activities:
     Net gain on sale of real estate                           (254)                 --                  --
     Depreciation and amortization                              194                 175                 181
     Provision for impairment of investments
       in real estate                                            --                 451                 438
Changes in certain assets and liabilities:
     Deferred costs                                               5                 (52)                 (3)
     Prepaid expenses and other assets                           95                 (29)                (53)
     Accounts payable & other liabilities                        --                  23                  (1)
                                                        -----------         -----------         -----------
       Net cash provided by operating activities                431                 289                 397
                                                        -----------         -----------         -----------

Cash flows used for investing activities:
     Net proceeds from sale of real estate                      937                  --                  --
     Additions to real estate                                  (117)               (111)                (32)
                                                        ------------        -----------         -----------
       Net cash provided by (used for)                          820                (111)                (32)
                                                        -----------         -----------         -----------
         investing activities
Cash flows used for financing activities:
     Cash distributions to limited partners                    (915)                (55)                (42)
                                                        ------------        -----------         -----------

Net increase in cash and cash equivalents                       336                 123                 323

Cash and cash equivalents at beginning of year                  872                 749                 426
                                                        -----------         -----------         -----------

Cash and cash equivalents at end of year                $     1,208         $       872         $       749
                                                        ===========         ===========         ===========





   The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


Note 1.           ORGANIZATION
                  ------------
Rancon Income Fund I ("the Partnership") was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (the General Partner) and Daniel Lee Stephenson, the initial limited partner, who indirectly owns and controls the General Partner. The General Partner and its affiliates are hereinafter referred to as the Sponsor. At December 31, 1999 and 1998, 14,555 units were issued and outstanding.

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

The terms of the Partnership agreement call for the general partner to restore any deficits that may exist in its capital account after allocation of gains and losses from the sale of the final property owned by the Partnership, but prior to any liquidating distributions being made to the partners.

Effective January 1, 1995, Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation) ("Glenborough") entered into an agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibilities for providing investor relations services. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified annual asset administration fee ($144,000 in 1999, $187,000 in 1998 and $208,000 in 1997); (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) management fees of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of the Partnership or RFC.

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

Risks and Uncertainties - The Partnership's ability to (i) achieve positive cash flow from operations, provide distributions from operations (ii) continue as a going concern, may be impacted by changes in property values, geographic economic conditions, or the entry of other competitors into the market. The accompanying financial statements do not provide for adjustments with regard to these uncertainties.

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

Deferred Costs - Deferred lease commissions are amortized over the initial fixed term of the related lease agreement on a straight-line basis. Amortization expense was $15,000 $12,000 and $7,000 for the years ended December 31, 1999, 1998 and 1997 respectively.

Rental Income - Rental income is recognized as earned over the life of the respective leases.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the limited partners' allocable share of the net income (loss).

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

Note 3.           RENTAL PROPERTY, NET
                  --------------------

Rental property as of December 31, 1999 and 1998 is as follows:
                                          1999                    1998
                                          ----                    ----
Land                                $    1,928,000        $     1,928,000
Buildings and improvements               3,562,000              3,504,000
Tenant improvements                        535,000                484,000
                                     -------------         --------------
                                         6,025,000              5,916,000
Less: accumulated depreciation          (1,805,000)            (1,626,000)
                                     --------------        --------------
         Total                      $    4,220,000        $     4,290,000
                                     =============         ==============

Rental property held for sale at December 31, 1998 is as follows:
                                                                 1998
                                                                 ----
Land                                                      $       312,000
Buildings and improvements                                        642,000
Tenant improvements                                                70,000
                                                          ---------------
                                                                1,024,000
Less: accumulated depreciation                                   (339,000)
                                                         ----------------
         Total                                            $       685,000
                                                          ===============

In 1998 and 1997, due to high vacancy levels, difficulty in leasing vacant space and projected cash flows, management determined that the carrying value of two of the Partnership's rental properties were in excess of their estimated fair values. As a result, in 1998 the Partnership recorded a provision for impairment of its investment in Bristol Medical Center in the amount of $451,000 and, in 1997, a provision for impairment of its investment in Aztec Village Shopping Center in the amount of $438,000.

At December 31 1998, the Aztec Village Shopping Center property was classified as held for sale. On May 12, 1999, the Partnership sold Aztec Village Shopping Center ("Aztec"), a 23,879 square foot retail center located in San Diego, California, to an unaffiliated entity for $1,000,000. The Partnership realized a $254,000 gain on the sale, which is reflected in the accompanying statement of operations for the year ended December 31, 1999. The sale generated net proceeds of $937,000.

None of the Partnership's properties are encumbered by debt as of December 31, 1999 and 1998.

Note 4.           LEASES
                  ------

The Partnership's rental properties are leased under non-cancelable operating leases that expire on various dates through November 2004. Minimum future rents under non-cancelable operating leases as of December 31, 1999 are as follows:

               2000     $                 770,000
               2001                       760,000
               2002                       759,000
               2003                       619,000
               2004                       293,000
               Thereafter                 805,000
                                    -------------

               Total                $   4,006,000
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

The Partnership's tax returns are filed on a calendar year basis. As such, the following is a reconciliation of the net income for financial reporting purposes to the estimated taxable income, for the years ended December 31, 1999, 1998 and 1997, determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands).


                                                                   1999            1998            1997
                                                                   ----           -----            ----
Net income (loss) per financial statements                     $    391       $    (279)       $    (165)
Provision for impairment of investments in
      real estate                                                    --             451              438
Financial reporting depreciation in excess
      of tax depreciation                                            18             (29)             (19)
Gain (loss) on property sales in excess of
      Financial reporting                                        (2,263)             --               --
Rental income reported in a different period
      for tax than for financial reporting                           --              --              (40)
Operating revenues and expenses reported in a
      different period for tax than for financial
      reporting, net                                                (29)             21               48
                                                               ---------      ---------        ---------
Estimated net income (loss) for federal income tax purposes    $ (1,883)      $     164        $     262
                                                                ========       ========         ========


The following is a reconciliation as of December 31, 1999 and 1998 of partner's equity for financial reporting purposes to estimated partners' equity for federal income tax purposes (in thousands).

                                                       1999            1998
                                                       ----            ----
Partners' equity per financial statements        $      5,380    $      5,904
Cumulative provision for impairment of
      investments in real estate                        2,096           5,014
Financial reporting depreciation in excess
      of tax reporting depreciation                       301            (314)
Operating expenses recognized in a different
      period for financial reporting than for
      tax reporting, net                                   56              26
                                                 ------------    ------------
Estimated partners' equity for federal
      income tax purposes                        $      7,833    $     10,630
                                                  ===========    ============


                                                                      RANCON INCOME FUND I,
                                                                A California Limited Partnership

                                                     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                        December 31, 1999
                                                                         (In Thousands)


COLUMN A             COLUMN B           COLUMN C                  COLUMN D                     COLUMN E                    COLUMN F
-----------------------------------------------------------------------------------------------------------------------------------
                                                           Cost Capitalized
                                      Initial Cost to         Subsequent to               Gross Amount Carried
                                        Partnership             Acquisition             at December 31, 1999
                                  ---------------------  -----------------------  --------------------------------
                                              Buildings     Buildings                          Building
                                                 and           and      Carrying                 and        (1 , 2)    Accumulated
Description          ncumbrances     Land  Improvements   Improvements     Cost       Land   Improvements     Total    Depreciation
-----------------------------------------------------------------------------------------------------------------------------------

Rental Properties:

 Wakefield Facility    $     --   $   666    $   1,118   $       133   $    --    $     666    $   1,251    $  1,917    $   385
  Less:  Provisions for
 impairmenet in real estate  --        --           --          (175)       --          (61)        (114)       (175)        --

  Bristol Medical Center     --     1,937        3,327           939        --        1,937        4,266       6,203      1,420
  Less:  Provision for
 impairment in real estate   --      (614)        (271)       (1,036)       --         (614)      (1,307)     (1,921)        --
                        -------  ---------- ----------    -----------  -------      ---------   ---------    ---------    ------

       Total           $     --   $ 1,928    $   4,099   $        (2)  $    --    $   1,928     $  4,097     $ 6,025    $ 1,805
                        =======  ========== ==========    ===========   =======     =========   =========    ========     ======


COLUMN A                     COLUMN G        COLUMN H        COLUMN I
-----------------------------------------------------------------------




                              Date                               Life
                             Construction      Date          Depreciated
Description                   Began          Acquired            Over
-----------------------------------------------------------------------
Rental Properties:

 Wakefield Facility    $      N/A            4/20/87       5 - 40 years
  Less:  Provisions for
  impairmenet in real estate

  Bristol Medical Center      N/A            5/04/88       5 - 40 years
  Less:  Provision for
  impairment in real estate

        Total



(1) The aggregate cost of land and buildings for Federal income tax purposes is $8,158

         NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION



Reconciliation of gross amount at which real estate was carried for the years ended December 31, 1999, 1998 and 1997 (in thousands):


                                              1999            1998             1997
                                         ------------     ------------    ---------
INVESTMENT IN REAL ESTATE

  Balance at beginning of year           $     6,940      $     7,280      $    7,844
     Additions during year:
         Improvements, etc.                      109              111              32
     Deletions during year:

         Disposals                             (1,024)             --            (158)
         Provision for impairment of
           investments in real estate             --             (451)           (438)
                                         -----------      ------------      ----------

  Balance at end of year                 $     6,025      $     6,940      $    7,280
                                         ===========       ===========      ==========

ACCUMULATED DEPRECIATION

  Balance at beginning of year         $       1,965      $     1,802        $  1,786
     Additions charged to expenses               179              163             174
     Disposals                                  (339)              --            (158)
                                         -----------        -----------       ---------

  Balance at end of year               $       1,805      $     1,965        $  1,802
                                         ===========        ===========       =========


                                 Page 26 of 26
