Form 10-Q
period 2000-03-31
RANCON INCOME FUND I
filed 2000-05-12
CIK 791996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 2000

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

                                    Yes X  No
                                       ---   ---
         Total number of units outstanding as of March 31, 2000: 14,555

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)

                                                            March 31,            December 31,
                                                              2000                     1999
                                                          (Unaudited)               (Audited)
                                                        --------------          --------------
Assets Real estate investments:
    Rental property, net of accumulated
     depreciation of $1,852 and $1,805
     at March 31, 2000 and December 31,
     1999, respectively                                 $        4,242          $        4,220
Cash and cash equivalents                                        1,068                   1,208
Deferred costs, net of accumulated amortization
    of $44 and $40 at March 31, 2000 and
    December 31, 1999, respectively                                 43                      45
Prepaid expenses and other assets                                   21                      15
                                                        --------------          --------------

      Total assets                                      $        5,374          $        5,488
                                                        ==============          ==============

Liabilities and Partners' Equity (Deficit)
Liabilities:
   Accounts payable and accrued expenses                $           29          $           48
   Security deposits                                                62                      60
                                                        --------------          --------------

      Total liabilities                                             91                     108
                                                        --------------          --------------

Partners' equity (deficit):
   General Partner                                                (193)                   (193)
   Limited Partners, 14,555 limited partnership
    units outstanding at March 31, 2000 and
           December 31, 1999                                     5,476                   5,573
                                                        --------------          --------------

      Total partners' equity                                     5,283                   5,380
                                                        --------------          --------------

      Total liabilities and partners' equity            $        5,374          $        5,488
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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                              Statements of Income
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                                                  Three months ended
                                                                      March 31,
                                                        -----------------------------------
                                                             2000                  1999
                                                        -------------         -------------
        Revenue:
   Rental income                                        $         216         $         252
   Interest and other income                                       13                     5
                                                        -------------         -------------

     Total revenue                                                229                   257
                                                        -------------         -------------

Expenses:
   Operating                                                       76                    93
   Depreciation and amortization                                   51                    49
   General and administrative                                      53                    68
                                                        -------------         -------------

     Total expenses                                               180                   210
                                                        -------------         -------------

Net income                                              $          49         $          47
                                                        =============         =============

Net income per limited partnership unit                 $        3.37         $        3.23
                                                        =============         =============

Distributions per limited partnership unit:
   From net income                                      $        3.37         $        1.92
   Representing return of capital                                6.66                    --
                                                        -------------         -------------

     Total distributions per limited partnership unit   $        10.03        $        1.92
                                                        ==============        =============

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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Statement of Partners' Equity (Deficit)
                    For the three months ended March 31, 2000
                                 (in thousands)
                                   (Unaudited)


                                           General               Limited
                                           Partner               Partners             Total
                                        --------------        -------------       --------------
Balance at December 31, 1999            $        (193)        $      5,573        $       5,380

Net income                              --                    49                  49

Distributions                                      --                 (146)                (146)
                                        -------------         -------------       --------------

Balance at March 31, 2000               $        (193)        $      5,476        $       5,283
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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                   Three months ended
                                                                        March 31,
                                                                  -------------------
                                                                 2000               1999
                                                           ---------------      -------------

Cash flows from operating activities:
  Net income                                                $         49         $        47
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                     51                  49
Changes in certain assets and liabilities:
    Deferred costs                                                     2                  (5)
    Prepaid expenses and other assets                                 (6)                 62
    Accounts payable and other liabilities                           (19)                 12
    Security deposits                                                 (2)                 (3)
                                                            -------------        ------------

       Net cash provided by operating activities                      75                 162
                                                            ------------         ------------

Cash flows from investing activities:
    Additions to real estate                                         (69)                (14)
                                                            -------------        ------------

       Net cash used for investing activities                        (69)                (14)
                                                            -------------        ------------

Cash flows from financing activities:
    Distributions to limited partners                               (146)                (28)
                                                            -------------        ------------

       Net cash used for financing activities                       (146)                (28)
                                                            -------------        ------------

Net increase (decrease) in cash and cash equivalents                (140)                120

Cash and cash equivalents at beginning of period                   1,208                 872
                                                            ------------         ------------

Cash and cash equivalents at end of period                  $      1,068         $       992
                                                            ============         ============







                 See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                 March 31, 2000
                                   (Unaudited)

Note 1.           THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES
                  -------------------------------------------------------

In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors), Rancon Income Partners I (the "General Partner") and Glenborough Corporation ("Glenborough"), the Partnership's asset and property manager, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Income Fund I, a California Limited Partnership, (the Partnership) as of March 31, 2000 and December 31, 1999, and the related statements of income, changes in partners' equity (deficit) and cash flows for the three months ended March 31, 2000 and 1999.

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

Effective July 1, 1999, the agreement was further amended to: (i) reduce the asset administration fee to $100,000 (ii) increase the sales fee for improved properties from 2% to 3% and (iii) reduce the management fee applicable to Wakefield Industrial Center from 5% to 3% of the gross rental receipts. The Partnership will also pay Glenborough: (i) a sales fees of 4% for land; (ii) a refinancing fee of 1% and (iii) a management fee of 5% of gross rental receipts from Bristol Medical Center. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of the Partnership or RFC.

Basis of Accounting - The accompanying unaudited financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern.

Note 2.           REFERENCE TO 1999 AUDITED FINANCIAL STATEMENTS
                  ----------------------------------------------

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 1999 audited financial statements.

Note 3.           SALE OF REAL ESTATE
                  -------------------

On May 12, 1999, the Partnership sold Aztec Village Shopping Center ("Aztec"), a 23,879 square foot retail center located in San Diego, California, to an unaffiliated third party for $1,000,000. The Partnership realized a $252,000 gain on sale. The sale generated $937,000 in cash proceeds of which $742,000 was distributed to the partners and the remainder was added to the Partnership's cash reserves.

Note 4.           DISTRIBUTIONS
                  -------------
During the three months ended March 1, 2000, the Partnership distributed $146,000 of cash from operations to the limited partners.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                 March 31, 2000
                                   (Unaudited)


Note 5.         COMMITMENTS AND CONTINGENT LIABILITIES
                --------------------------------------
The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at March 31, 2000 for the May 1999 sale of Aztec. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the accompanying unaudited financial statements; however, the amount will be recorded if and when it becomes payable

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION
------------
The following discussion addresses the Partnership's financial condition at March 31, 2000 and its results of operations for the three months ended March 31, 2000 and 1999. This information should be read in conjunction with the Partnership's audited December 31, 1999 financial statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As of April 21, 1989, Rancon Income Fund I ("the Partnership") was funded from the sale of 14,559 limited partnership units ("Units") in the amount of $14,559,000. Four Units were retired in 1990 and 14,555 Units remain outstanding at March 31, 2000. As of March 31, 2000, the Partnership had cash of $1,068,000. The remainder of the Partnership's assets consists primarily of its real estate investments, which totaled approximately $4,242,000 at March 31, 2000.

On May 12, 1999, the Partnership sold Aztec Village Shopping Center to an unaffiliated third party for $1,000,000. The sale generated $937,000 cash proceeds of which $742,000 was distributed to the partners and the remainder was added to the cash reserves.

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at March 31, 2000 for the May 1999 sale of Aztec.

Operationally, the Partnership's primary source of funds consists of cash generated from operating its rental properties. Cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund distributions to the limited partners. An additional source of funds has been the interest earned on invested cash balances.

Management believes that the Partnership's available cash together with the cash generated from operations will be sufficient to finance the Partnership's and the properties continued operations on both a short-term and long-term basis.

Operating Activities
--------------------
During the three months ended March 31, 2000, the Partnership's cash provided by operating activities totaled $75,000.

The $19,000, or 40%, decrease in accounts payable and other liabilities from December 31, 1999 to March 31, 2000 was primarily due to a reduction of the accrual for property taxes resulting from the sale of Aztec Village Shopping Center.

Investing Activities
--------------------
During the three months ended March 31, 2000, the Partnership's cash used for investing activities totaled $69,000 due to additions to real estate.

Financing Activies
------------------
During the three months ended March 31, 2000, the Partnership made a $146,000 distribution of cash from operations.

RESULTS OF OPERATIONS
---------------------
Rental income decreased $36,000, or 14%, in the three months ended March 31, 2000 compared to March 31, 1999 primarily due to the loss of rental income resulting from the sale of Aztec Village Shopping Center.

As of March 31, 2000, occupancy rates at Bristol Medical Center and the Wakefield Building, were 65% and 100% respectively, compared to March 31, 1999 when their occupancies were 62% and 100%, respectively,

Interest and other income increased $8,000, or 160%, in the three months ended March 31, 2000 compared to March 31, 1999, primarily due to the increase in interest from a higher average invested cash balance following the sale of Aztec Village Shopping Center.

Operating expenses decreased $17,000, or 18%, in the three months ended March 31, 2000 compared to the same period in 1999, primarily due to the sale of Aztec Village Shopping Center.

General and administrative expenses decreased $15,000, or 22%, in the three months ended March 31, 2000 compared to the three months ended March 31, 1999 primarily due to a reduction in asset management fees resulting from an amendment to the management agreement with Glenborough.

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


                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP


                           By:   RANCON INCOME PARTNERS I, L.P.
                                 General Partner




Date: May 12, 2000         By:   /s/ Daniel L. Stephenson
                                 ------------------------
                                 Daniel L. Stephenson
                                 Director, President, Chief
                                 Executive    Officer   and
                                 Chief Financial Officer of
                                 Rancon Financial Corporation,
                                 General Partner  of
                                 Rancon  Income Partners I, L.P.