Form 10-Q
period 2000-06-30
RANCON INCOME FUND I
filed 2000-08-14
CIK 791996

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-16645


                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


                    California                                  33-0157561
         -------------------------------                     -------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                   Identification  No.)

      400 South El Camino Real, Suite 1100
              San Mateo, California                            94402-1708
           ---------------------------                      -------------
              (Address of principal                            (Zip Code)
               executive offices)


                                 (650) 343-9300
                                  -------------
              (Registrant's telephone number, including area code)

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

          Total number of units outstanding as of August 11, 2000: 14,555

PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements

                                                 RANCON INCOME FUND I,
                                            A CALIFORNIA LIMITED PARTNERSHIP

                                                     Balance Sheets
                                           (in thousands, except unit amounts)

                                                                        June 30,           December 31,
                                                                          2000                 1999
                                                                       (Unaudited)          (Audited)
                                                                      --------------     --------------
Assets
------
Real estate investments:
    Rental  property, net of accumulated depreciation of $1,902 and $1,805 at June 30, 2000 and December 31, 1999
         respectively                                                 $       4,222      $       4,220
    Cash and cash equivalents                                                 1,138              1,208
    Deferred costs, net of accumulated amortization of $47 and
      $40 at June 30, 2000 and December 31, 1999, respectively                   43                 45
    Prepaid expenses and other assets                                            18                 15
                                                                      -------------      -------------

         Total assets                                                 $       5,421      $       5,488
                                                                      =============      =============

Liabilities and Partners' Equity (Deficit)
-----------------------------------------
Liabilities:
    Accounts payable and accrued expenses                             $          21      $          48
    Security deposits                                                            61                 60
                                                                      -------------      -------------

         Total liabilities                                                       82                108
                                                                      -------------      -------------

Commitments and contingent liabilities (see Note 5)                              --                 --

Partners' Equity (Deficit):
    General partner                                                            (192)              (193)
      Limited partners, 14,555 limited partnership units outstanding           5,531              5,573
                                                                      -------------      -------------

          Total partners' equity                                              5,339              5,380
                                                                      -------------      -------------

         Total liabilities and partners' equity                       $       5,421      $       5,488
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

                                     RANCON INCOME FUND I,
                               A CALIFORNIA LIMITED PARTNERSHIP

                                    Statements of Operations
                   (in thousands, except per unit amounts and units outstanding)
                                        (Unaudited)

                                                        Three months ended                 Six months ended
                                                             June 30,                          June 30,
                                                    --------------------------      ----------------------------
                                                        2000            1999             2000             1999
                                                    -------------   ----------      --------------   -----------
 Revenues
 --------
    Rental income                                   $      225      $      223       $       441      $       475
    Gain on sale of real estate                             --             252                --              252
    Interest and other income                               12               9                25               14
                                                    ----------      ----------       -----------      -----------

            Total revenues                                 237             484               466              741
                                                    ----------      ----------       -----------      -----------

 Expenses
 --------
    Operating                                               83              90               159              183
    Depreciation and amortization                           53              48               104               97
    General and administrative                              45              72                98              140
                                                    ----------      ----------       -----------      -----------

            Total expenses                                 181             210               361              420
                                                    ----------      ----------       -----------      -----------

 Net income                                         $       56      $      274       $       105      $       321
                                                    ==========      ==========       ===========      ===========

 Net income per limited partnership unit            $     3.78      $    15.87       $     7.15       $    19.10
                                                    ==========      ==========       ==========       ===========

 Distributions per limited partnership unit:
    From net income                                 $        --     $        --      $     7.15       $     1.92
    Representing return of capital                           --          50.00             2.88            50.00
                                                    -----------     ----------       ----------       -----------
        Total distributions per limited
          partnership unit                          $        --     $    50.00       $    10.03       $    51.92
                                                    ===========     ==========       ==========       ===========

 Weighted average number of limited
    partnership units  outstanding  during
    each period used to compute net
    income per limited partnership unit                  14,555          14,555          14,555            14,555
                                                    ===========      ==========       =========       ===========













                       See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Statement of Partners' Equity (Deficit)
                     For the six months ended June 30, 2000
                                 (in thousands)
                                   (Unaudited)

                                             General             Limited
                                            Partners             Partners             Total
                                         ----------------     ---------------     ---------------

     Balance at December 31, 1999        $        (193)       $       5,573       $       5,380

     Net income                                      1                  104                 105

     Distributions                                  --                 (146)               (146)
                                         -------------        --------------      ---------------

     Balance at June 30, 2000            $        (192)       $       5,531       $       5,339
                                         ==============       =============       ===============



































                       See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                               Six months ended
                                                                                  June 30,
                                                                    ----------------------------------
                                                                         2000                    1999
                                                                    -------------        -------------
Cash flows from operating activities:
    Net income                                                      $         105        $         321
    Adjustments  to  reconcile  net  income to net cash
      provided  by  operating activities:
       Net gain on sale of real estate                                         --                 (252)
       Depreciation and amortization                                          104                   97
    Changes in certain assets and liabilities
       Prepaid expenses and other assets                                       (3)                  87
       Deferred costs                                                          (5)                   1
       Accounts payable and other liabilities                                 (27)                   5
       Security deposits                                                        1                   (8)
                                                                    -------------        --------------
         Net cash provided by operating activities                            175                  251
                                                                    -------------        --------------
Cash flows from investing activities:
    Net proceeds from sales of real estate                                     --                  937
    Additions to real estate                                                  (99)                 (11)
                                                                    -------------        --------------
         Net cash (used for) provided by investing activities                 (99)                  926
                                                                    -------------        --------------
Cash flows from financing activities:
    Distributions to limited partners                                        (146)                 (770)
                                                                    -------------        --------------

Net increase in cash and cash equivalents                                     (70)                  407

Cash and cash equivalents at beginning of period                            1,208                   872
                                                                    -------------        --------------

Cash and cash equivalents at end of period                          $       1,138        $        1,279
                                                                    =============        ==============













                       See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 2000
                                   (Unaudited)


Note 1.         THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES
                -------------------------------------------------------

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors"), Rancon Income Partners I (the "General Partner") and Glenborough Corporation, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Income Fund I, a California Limited Partnership, (the "Partnership") as of June 30, 2000 and December 31, 1999, and the related statements of income, changes in partners' equity (deficit) and cash flows for the six months ended June 30, 2000 and 1999.

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

Distributions of cash from sales or financing are generally allocated as follows: (i) first, 2% to the general partner and 98% to the limited partners until the limited partners have received an amount equal to their capital contributions; (ii) second, 2% to the general partner and 98% to the limited partners until the limited partners have received a cumulative non-compounded return of 6% per annum on their unreturned capital contributions (less prior distributions of cash from operations); (iii) third, to the general partner for the amount of subordinated real estate commissions payable per the Partnership Agreement; (iv) fourth, 2% to the general partner and 98% to the limited partners until the limited partners have received an additional 4% return on their unreturned capital contributions (less prior distributions of cash from operations); (v) fifth, 2% to the general partner and 98% to the limited partners until the limited partners who purchased their partnership units ("Units") prior to June 1, 1988, receive an additional return (depending on the date on which they purchased the Units) on their unreturned capital of either 8%, 5% or 2% (calculated through the first anniversary date of the purchase of the Units); (vi) sixth, 98% to the general partner and 2% to the limited partners until the general partner has received an amount equal to 15% of all prior distributions made to the limited partners and the general partners pursuant to subparagraphs (iv) and (v), reduced by the aggregate of all prior distributions to the general partner under subparagraphs (iv) and (v); and (vii) seventh, the balance, 85% to the limited partners and 15% to the general partner.

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

Note 3.         SALE OF REAL ESTATE
                -------------------

On May 12, 1999, the Partnership sold Aztec Village Shopping Center ("Aztec"), a 23,879 square foot retail center located in San Diego, California, to an unaffiliated third party for $1,000,000. The Partnership realized a $252,000 gain on the sale. The sale generated $937,000 in cash proceeds, of which $742,000 was distributed to the partners and the remainder was added to the Partnership's cash reserves.

Note 4.         DISTRIBUTIONS
                -------------
During the six months ended June 30, 2000, the Partnership distributed $146,000 of cash from operations to the limited partners.

Note 5.         COMMITMENTS AND CONTINGENT LIABILITIES
                --------------------------------------
The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at June 30, 2000 for the May 1999 sale of Aztec. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the accompanying unaudited financial statements; however, the amount will be recorded if and when it becomes payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
------------
The following discussion addresses the Partnership's financial condition at June 30, 2000 and its results of operations for the three and six months ended June 30, 2000 and 1999. This information should be read in conjunction with the Partnership's December 31, 1999 audited financial statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
On April 21, 1989, Rancon Income Fund I ("the Partnership") was funded from the sale of 14,559 limited partnership units ("Units") in the amount of $14,559,000. Four Units were retired in 1990 and 14,555 Units remain outstanding at June 30, 2000. As of June 30, 2000, the Partnership had cash of $1,138,000. The remainder of the Partnership's assets consists primarily of its real estate investments, totaling approximately $4,222,000 at June 30, 2000.

On May 12, 1999, the Partnership sold Aztec Village Shopping Center to an unaffiliated third party for $1,000,000. The sale generated $937,000 cash proceeds of which $742,000 was distributed to the partners and the remainder was added to the cash reserves.

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at June 30, 2000 for the May 1999 sale of Aztec Village Shopping Center.

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

Management believes that the Partnership's cash balance at June 30, 2000, together with the cash from operations and sales, will be sufficient to finance the Partnership's and the properties' continued operations on both a short-term and long-term basis. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Operating Activities
--------------------
During the six months ended June 30, 2000, the Partnership's cash provided by operating activities totaled $175,000.

The $27,000 decrease in accounts payable and accrued expenses from December 31, 1999 to June 30, 2000 was primarily due to the payment of audit and tax fees for 1999.

Investing Activities
--------------------
During the six months ended June 30, 2000, the Partnership's cash used for investing activities totaled $99,000 due to capital additions to real estate.

Financing Activities
--------------------
During the six months ended June 30, 2000, the Partnership made a $146,000 distribution of cash from operations to the limited partners.

RESULTS OF OPERATIONS
---------------------
Revenues
--------
Rental income decreased $34,000, or 7%, and varied slightly for the six and three months ended June 30, 2000, compared to the six and three months ended June 30, 1999, primarily due to the loss of rental income from the May 1999 sale of Aztec Village Shopping Center. Offsetting the loss of rental income in part was the increase of rental income from increased occupancy at Bristol Medical Center.

Occupancy rates at the Partnership's rental properties as of June 30, 2000 and 1999 were as follows:

                                                June 30,
                                   ------------------------------------
                                        2000                1999
                                   ---------------     ----------------
     Bristol Medical Center              67%                 62%
     Wakefield Building                 100%                100%

The five-percentage point increase in occupancy from June 30, 1999 to June 30, 2000 at Bristol Medical Center was a result of leasing 1,684 square feet previously vacant space to a new tenant, and a 797 square foot expansion for an existing tenant.

The $252,000 gain on sale of real estate during the six and three months ended June 30, 1999 resulted from the May 1999 sale of Aztec Village Shopping Center.

Interest and other income increased $11,000, or 79%, and $3,000, or 33%, for the six and three months ended June 30, 2000, compared to the six and three months ended June 30, 1999, respectively, primarily due to the increase in interest from a higher average invested cash balance as a result of the sale of Aztec Village Shopping Center.

Expenses
--------
Operating expenses decreased $24,000, or 13%, and $7,000, or 8%, for the six and three months ended June 30, 2000, compared to the six and three months ended June 30, 1999, respectively, primarily due to the sale of Aztec Village Shopping Center.

Depreciation and amortization expense increased $7,000, or 7%, and $5,000, or 10%, for the six and three months ended June 30, 2000 compared to the six and three months ended June 30, 1999, respectively, due to the depreciation of additions to rental properties.

General and administrative expenses decreased $42,000, or 30%, and $27,000, or 38%, for the six and three months ended June 30, 2000, compared to the six and three months ended June 30, 1999, respectively, due to the reduction in asset management fees resulting from an amendment to the management agreement with Glenborough.

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

                  None

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


                              RANCON INCOME FUND I,
                              a California limited partnership

                              By     Rancon Income Partners I, L.P.
                                     its General Partner



Date:    August 11, 2000      By:    /s/  DANIEL L. STEPHENSON
                                     --------------------------
                                     Daniel L. Stephenson
                                     Director,  President, Chief Executive
                                     Officer and Chief Financial Officer  of
                                     Rancon  Financial  Corporation, General
                                     Partner of Rancon Income  Partners I, L.P.