Form 10-Q
period 2000-09-30
RANCON INCOME FUND I
filed 2000-11-14
CIK 791996

Page 1 of 1

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

        Total number of units outstanding as of November 14, 2000: 13,838

PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                       (in thousands, except unit amounts)

                                                                September 30,        December 31,
                                                                    2000                  1999
                                                                 (Unaudited)           (Audited)
                                                              ------------------    -------------
Assets Real estate investments:
    Rental  property,  net of accumulated
      depreciation  of $1,953 and $1,805 at
      September 30, 2000 and December 31, 1999
      respectively                                            $       4,174         $       4,220
    Cash and cash equivalents                                           881                 1,208
    Deferred  costs,  net of accumulated
      amortization  of $51 and $40 at September 30,
      2000  and   December   31,  1999, respectively                     39                    45
    Prepaid expenses and other assets                                    23                    15
                                                              -------------         -------------

         Total assets                                         $       5,117         $       5,488
                                                              =============         =============

Liabilities and Partners' Equity (Deficit)
Liabilities:
     Accounts payable and accrued expenses                    $          49         $          48
     Security deposits                                                   61                    60
                                                              -------------         -------------

         Total liabilities                                              110                   108
                                                              -------------         -------------

Commitments and contingent liabilities (see Note 5)                      --                    --

Partners' Equity (Deficit):
    General partner                                                    (192)                 (193)
    Limited partners,13,840 and 14,555 limited
      partnership units outstanding at September 30,
      2000 and  December 31, 1999,
      respectively                                                    5,199                 5,573
                                                              --------------        -------------

          Total partners' equity                                      5,007                 5,380
                                                              -------------         -------------

         Total liabilities and partners' equity               $       5,117         $       5,488
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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)

                                                        Three months ended                 Nine months ended
                                                            September 30                     September 30
                                                    ------------------------------   ------------------------------
                                                        2000            1999             2000             1999
                                                    -------------   --------------   --------------   -------------
 Revenues
    Rental income                                   $      208      $      195       $       649      $       670
    Gain on sale of real estate                             --              --                --              252
    Interest and other income                               11              12                36               26
                                                    ----------      ----------       -----------      -----------
            Total revenues                                 219             207               685              948
                                                    ----------      ----------       -----------      -----------

 Expenses
    Operating                                               88              78               247              261
    Depreciation and amortization                           55              47               159              144
    General and administrative                              48              48               146              188
                                                    ----------      ----------       -----------      -----------
            Total expenses                                 191             173               552              593
                                                    ----------      ----------       -----------      -----------

 Net income                                         $       28      $       34       $       133      $       355
                                                    ==========      ==========       ===========      ===========

 Net income per limited partnership unit            $     2.11      $     2.27       $     9.12       $     21.37
                                                    ==========      ==========       ==========       ===========

 Distributions per limited partnership unit:
    From net income                                 $     2.11      $     9.96       $     9.12       $     11.88
    Representing return of capital                        7.96               --           10.98             50.00
                                                    ----------      -----------      ----------       -----------
        Total distributions per limited
          partnership unit                          $    10.07      $     9.96       $    20.10       $     61.88
                                                    ==========      ==========       ==========       ===========

 Weighted average number of limited
    partnership units outstanding during
    each period used to compute net
    income per limited partnershi unit                  14,317          14,555           14,476            14,555
                                                    ==========      ==========       ==========       ===========














                See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Statement of Partners' Equity (Deficit)
                  For the nine months ended September 30, 2000
                                 (in thousands)
                                   (Unaudited)


                                                      General             Limited
                                                     Partners             Partners             Total
                                                  ----------------     ---------------     -------------

     Balance at December 31, 1999                 $        (193)       $       5,573       $       5,380

     Retirement of limited partnership units                 --                 (215)               (215)

     Distributions                                           --                 (291)               (291)

     Net income                                               1                  132                 133
                                                  -------------        -------------       -------------

     Balance at September 30, 2000                $        (192)       $       5,199       $       5,007
                                                  ==============       =============       =============

































                See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                     Nine months ended
                                                                       September 30,
                                                           -------------------------------------
                                                                2000                    1999
                                                           ----------------        -------------
Cash flows from operating activities:
    Net income                                             $         133           $         355
    Adjustments  to  reconcile  net  income
      to net cash  provided  by  operating activities:
       (Gain) on sale of real estate                                  --                    (252)
       Depreciation and amortization                                 159                     144
    Changes in certain assets and liabilities:
       Deferred costs                                                 (5)                     (5)
       Prepaid expenses and other assets                              (8)                     82
       Accounts payable and other liabilities                          2                       1
                                                           -------------           -------------

      Net cash provided by operating activities                      281                     325
                                                           -------------           -------------
Cash flows from investing activities:
    Net proceeds from sales of real estate                            --                     937
    Additions to real estate                                        (102)                    (80)
                                                           --------------          --------------
      Net cash (used for) provided by investing activities          (102)                    857
                                                           --------------          -------------
Cash flows from financing activities:
    Distributions to partners                                       (291)                   (915)
    Retirement of limited partnership units                         (215)                     --
                                                           --------------          -------------

      Net cash used for financing activities                        (506)                   (915)
                                                           --------------          --------------

Net (decrease) increase in cash and cash equivalents                (327)                    267

Cash and cash equivalents at beginning of period                   1,208                     872
                                                           -------------           -------------

Cash and cash equivalents at end of period                 $         881           $       1,139
                                                           =============           =============












                See accompanying notes to financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 2000
                                   (Unaudited)


Note 1.         THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES
                -------------------------------------------------------

In the opinion of Rancon Financial Corporation ("RFC") and Daniel Lee Stephenson (the "Sponsors"), Rancon Income Partners I (the "General Partner") and Glenborough Corporation, the Partnership's asset and property manager ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Income Fund I, a California Limited Partnership, (the "Partnership") as of September 30, 2000 and December 31, 1999, and the related statements of income, changes in partners' equity (deficit) and cash flows for the nine months ended September 30, 2000 and 1999.

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

Management Agreement - Effective January 1, 1995, RFC entered into an agreement with Glenborough whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. On January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relations services

Effective July 1, 1999, the agreement was further amended to: (i) reduce the asset administration fee to $100,000 (ii) increase the sales fee for improved properties from 2% to 3% and (iii) reduce the management fee applicable to Wakefield Industrial Center from 5% to 3% of the gross rental receipts. The Partnership will also pay Glenborough: (i) a sales fees of 4% for land; (ii) a refinancing fee of 1% and (iii) a management fee of 5% of gross rental receipts from Bristol Medical Center. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of the Partnership or RFC.

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

Note 4.         DISTRIBUTIONS
                -------------
During the nine months ended September 30, 2000, the Partnership distributed $291,000 of cash from operations to the limited partners.

During the nine months ended September 30, 1999, the Partnership distributed $14,555 and $727,750 to the general partner and limited partners, respectively, from proceeds from the sale of Aztec. This distribution of cash from sales represents a return of capital. In addition, during the nine months ended September 30, 1999, the Partnership distributed $173,000 of cash from operations to the limited partners.

Note 5.         COMMITMENTS AND CONTINGENT LIABILITIES
                --------------------------------------
The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at September 30, 2000 for the May 1999 sale of Aztec. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the accompanying unaudited financial statements; however, the amount will be recorded if and when it becomes payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
------------
The following discussion of the Partnership's financial condition and results of operations should be read in conjunction with the Partnership's December 31, 1999 audited financial statements, and the notes to the audited financial statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
On April 21, 1989, Rancon Income Fund I ("the Partnership") was funded from the sale of 14,559 limited partnership units ("Units") in the amount of $14,559,000. A total of 4 Units were retired in 1990 and 715 units were repurchased in 2000. There were 13,840 Units outstanding at September 30, 2000. As of September 30, 2000, the Partnership had cash of $881,000. The remainder of the Partnership's assets consists primarily of its real estate investments, totaling approximately $4,174,000 at September 30, 2000.

On May 12, 1999, the Partnership sold Aztec Village Shopping Center to an unaffiliated third party for $1,000,000. The sale generated $937,000 cash proceeds of which $742,000 was distributed to the partners and the remainder was added to the cash reserves.

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at September 30, 2000 for the May 1999 sale of Aztec Village Shopping Center. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the accompanying unaudited financial statements; however, the amount will be recorded if and when it becomes payable.

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

Management believes that the Partnership's cash balance at September 30, 2000, together with the cash from operations and sales, will be sufficient to finance the Partnership's and the properties' continued operations on both a short-term and long-term basis. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Operating Activities
--------------------
During the nine months ended September 30, 2000, the Partnership's cash provided by operating activities totaled $281,000.

The $5,000 increase in deferred costs from December 31, 1999 to September 30, 2000 was primarily due to the increase in lease commissions paid for new and renewal leases.

The $8,000 increase in prepaid expenses and other assets from December 31, 1999 to September 30, 2000 was primarily due to the increase in rent receivable and prepayment of insurance premiums.

Investing Activities
--------------------
During the nine months ended September 30, 2000, the Partnership's cash used for investing activities totaled $102,000 of additions to real estate.

Financing Activities
--------------------
During the nine months ended September 30, 2000, the Partnership made a $291,000 distribution of cash from operations to the limited partners, and paid $215,000 to redeem 715 limited partnership units.

RESULTS OF OPERATIONS
---------------------
Revenues
--------
Rental income increased $13,000, or 7%, for the three months ended September 30, 2000, compared to the three months ended September 30, 1999, primarily due to the increase in occupancy at Bristol Medical Center. Rental income decreased $21,000, or 3%, for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, primarily due to the loss of rental income from the May 1999 sale of Aztec Village Shopping Center

Occupancy rates at the Partnership's rental properties as of September 30, 2000 and 1999 were as follows:
                                              September 30,
                                   ------------------------------------
                                        2000                1999
                                   ---------------     ----------------
     Bristol Medical Center              67%                 63%
     Wakefield Building                 100%                100%

The 4% increase in occupancy from September 30, 1999 to September 30, 2000 at Bristol Medical Center was a result of leasing 1,684 square feet of previously vacant space to a new tenant, and a 797 square foot expansion for an existing tenant.

The $252,000 gain on sale of real estate during the nine months ended September 30, 1999 resulted from the May 1999 sale of Aztec Village Shopping Center.

Interest and other income decreased $1,000, or 8%, for the three months ended September 30, 2000, compared to the three months ended September 30, 1999, respectively, primarily due to the decrease in interest income from a lower average invested cash balance resulted from the redemption of 715 limited partnership units in August 2000. Interest and other income increased $10,000, or 38%, for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, respectively, primarily due to the increase in interest income from a higher average invested cash balance as a result of the sale of Aztec Village Shopping Center.

Expenses
--------
Operating  expenses  increased  $10,000,  or 13%,  for the  three  months  ended
September 30, 2000, compared to the three months ended September 30, 1999, respectively, primarily due to the increase in occupancy at Bristol Medical Center. Operating expenses decreased $14,000, or 5%, for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, respectively, primarily due to the sale of Aztec Village Shopping Center in May 1999.

Depreciation and amortization expense increased $8,000, or 17%, and $15,000, or 10%, for the three and nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999, respectively, due to the depreciation of additions to rental properties.

General and administrative expenses decreased $42,000, or 22%, for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, respectively, due to the reduction in asset management fees resulting from an amendment to the management agreement with Glenborough after the sale of Aztec Village Shopping Center in May 1999.

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


                                 RANCON INCOME FUND I,
                                 a California limited partnership

                                 By   Rancon Income Partners I, L.P.
                                      its General Partner



Date:    November 14, 2000       By:   /s/  DANIEL L. STEPHENSON
                                      --------------------------
                                      Daniel L. Stephenson
                                      Director,  President, Chief Executive
                                      Officer and Chief FinanciaL Officer of
                                      Rancon  Financial Corporation, General
                                      Partner of Rancon Income Partners I, L.P.