Form 10-K
period 2000-12-31
RANCON INCOME FUND I
filed 2001-03-29
CIK 791996

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the transition period from ___ to ___

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

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                     PART I

ITEM 1. BUSINESS

Rancon Income Fund I, a California Limited Partnership, ("the Partnership") was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The general partner of the Partnership is Rancon Income Partners I ("General Partner"). The Partnership was organized in 1986, completed its public offering of partnership units ("Units") in April 1989 and has 13,833 and 14,555 Units issued and outstanding as of December 31, 2000 and 1999, respectively. The Partnership has no employees.

At December 31, 2000, the Partnership owned two properties, which are more fully described in Item 2.

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

ITEM 2. PROPERTIES

The Partnership currently owns the properties listed below:

                                                                                  Encumbrances at
         Name                   Location              Type         Size          December 31, 2000
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

According to research conducted by the Partnership's property manager, the market has approximately 9,482,048 square feet of existing industrial space, with an overall vacancy rate of 6.3%. The area offers a wide range of high quality, attractive industrial projects ranging from multi-tenant incubator space to large, single-user distribution facilities located in master-planned business parks. There is approximately 594,589 square feet of multi-tenant and free standing industrial space that competes directly with Wakefield Industrial Center. The asking rent for industrial space in these area ranges between $5.76 industrial gross to $7.20 per foot triple net (tenant pays all operating expenses, including taxes, insurance, and capital).

The occupancy level at December 31, 2000, 1999, 1998, 1997 and 1996, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last five years were as follows:

                                      Occupancy Level          Average Annual Effective
                                        Percentage               Rent Per Square Foot
                                        ----------               --------------------
      2000                                 100%                         $  4.49
      1999                                 100%                         $  4.40
      1998                                 100%                         $  4.31
      1997                                 100%                         $  4.14
      1996                                 100%                         $  4.04

Annual effective rent is calculated by dividing the aggregate of annualized current month rental income for each tenant by the total square feet occupied at the property.

One tenant occupies 100% of the net rentable square footage of the two buildings. The principal terms of the lease and the nature of the tenant's business are as follows:

                                           Wakefield Engineering, Inc.
                                           ---------------------------
     Nature of Business:                         Manufacturer
     Lease Term:                                 10 years
     Expiration Date:                            November 30, 2004
     Square Feet:                                44,200
     (% of rentable total):                      100%
     Annual Rent:                                $194,617
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

According to research conducted by the Partnership's property manager, the direct market area consists of five medical buildings totaling approximately 189,847 rentable square feet, all of which are older Class "B" Buildings. The sub-market, consisting of smaller dental/medical offices and retail sites, is being condemned or purchased by the City of Santa Ana to widen Bristol Street. The renovation project, which is underway by the City of Santa Ana, will include new retail buildings and a landscaped median, which should enhance the area considerably. Net absorption in this area has been on a downward trend since 1992 when changes in the health care industry began. Currently, total vacancy in this market is approximately 9.9%. The annual rental rates for the area range from $15.00 per square foot to $18.60 per square foot modified gross (tenant pays interior janitorial costs).

The occupancy level at December 31, 2000, 1999, 1998,1997 and 1996, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last five years were as follows:

                                      Occupancy Level          Average Annual Effective
                                        Percentage               Rent Per Square Foot
                                        ----------               --------------------
      2000                                  69%                       $  18.46
      1999                                  65%                       $  18.00
      1998                                  60%                       $  18.40
      1997                                  83%                       $  19.00
      1996                                  85%                       $  18.89

Annual effective rent is calculated by dividing the aggregate of annualized current month rental income for each tenant by the total square feet occupied at the property.

The current annual rental rates for this property range from $16.69 to $27.90 per square foot.

The current annual rental rates at Bristol Medical Center are higher than the market average as the leases in effect are old and were signed at a time when such rates were market rates. The occupancy at Bristol Medical Center increased 4% from 65% at December 31, 1999 to 69% at December 31, 2000 due to leasing of 1,684 square feet of previously vacant space to a new tenant, and a 797 square foot expansion for an existing tenant. Leasing space at Bristol Medical Center is difficult, as changes in the healthcare industry have reduced the number of independent physicians opening second offices. Additionally, physicians appear to be leasing space at retail locations, which tend to offer more exposure than the traditional medical buildings.

There is one tenant that occupies more than ten percent of the net rentable square footage of the Bristol Medical Center. The principal terms of the lease and the nature of the tenant's business are as follows:

                                                 St. Jude
                                                 Heritage Health
                                                 ---------------
     Nature of Business:                         Medical clinic
     Lease Term:                                 5 years
     Expiration Date:                            August 31, 2003
     Square Feet:                                11,283
     (% of rentable total):                      22%
     Annual Rent:                                $204,000
     Rent Increase:                              Annual - CPI
     Renewal Options:                            None

In 1998 and 1996, the Partnership recorded provisions for impairment of its investment in Bristol Medical Center of $451,000 and $1,470,000, respectively, due to an increase in vacancy, the difficulty in leasing vacant space and projected cash flows.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established trading market for the Units.

Holders

As of December 31, 2000, a total of 1,296 persons (Limited Partners) held Units.

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

Cash From Sales or Financing is defined in the Partnership Agreement as the net cash realized by the Partnership from the sale, disposition or refinancing of any property after retirement of applicable mortgage debt and all expenses related to the transaction, together with interest on any notes taken back by the Partnership upon the sale of a property. All distributions of Cash From Sales or Financing are allocated generally as follows: (i) first, 2% to the General Partner and 98% to the Limited Partners until the Limited Partners have received an amount equal to their capital contributions; (ii) second, 2% to the General Partner and 98% to the Limited Partners until the Limited Partners have received a 6% return on their unreturned capital contributions (less prior distributions of Cash From Operations); (iii) third, to the General Partner the amount of subordinated real estate commissions payable per the Partnership Agreement; (iv) fourth, 2% to the General Partner and 98% to the Limited Partners until the Limited Partners have received an additional 4% return on their unreturned capital contributions (less prior distributions of Cash From Operations); (v) fifth, 2% to the General Partner and 98% to the Limited Partners until the Limited Partners who purchased their Units prior to June 1, 1988, receive an additional return (depending on the date on which they purchased the Units) on their unreturned capital of either 8%, 5% or 2% (calculated through the first anniversary date of the purchase of the Units);
(vi) sixth, 98% to the General Partner and 2% to the Limited Partners until the General Partner has received an amount equal to 15% of all prior distributions made to the Limited Partners and the General Partner pursuant to subparagraph
(iv) and (v) (less prior distributions to the General Partner under subparagraph
(iv) and

(v)); and (vii) seventh, 85% to the Limited Partners and 15% to the General Partner. A more detailed statement of the distribution policies is set forth in the Partnership Agreement.

The following distributions of Cash From Operations were made by the Partnership during the three most recent fiscal years:

                                                  Amount             Amount
      Date of         Amount Distributed        Distributed      Distributed to
   Distribution       to Limited Partners        Per Unit        General Partner
   ------------       -------------------        --------        ---------------
    08/29/00             $   145,550            $  10.00                --
    02/25/00             $   145,550            $  10.00                --
    08/30/99             $   145,550            $  10.00                --
    05/28/99             $   727,750            $  50.00          $ 14,555
    02/25/99             $    27,656            $   1.90                --
    09/03/98             $    27,656            $   1.90                --
    02/26/98             $    27,656            $   1.90                --

Of the total distributions noted above, $20.33, $61.90, and $3.80 per unit represented a return of capital for the fiscal years ended December 31, 2000, 1999 and 1998, respectively. The increase in distributions in 1999 resulted from the proceeds from the sale of Aztec Village.

ITEM 6. SELECTED FINANCIAL DATA

The following is selected financial data for the five years ended December 31, 2000, 1999, 1998, 1997 and 1996 (in thousands, except per Unit data).

                                 2000        1999        1998         1997          1996
                                 ----        ----        ----         ----          ----
Rental income                  $   859     $   868     $ 1,022      $ 1,142      $ 1,125

Provision for impairment
 of investments in
  real estate                  $    --     $    --     $   451      $   438      $ 1,645

Net income (loss)              $   173     $   391     $  (279)     $  (165)     $(1,394)

Net income (loss)
  allocable to limited
  partners                     $   171     $   387     $  (276)     $  (163)     $(1,380)

Net income (loss)
  per limited
  partnership unit             $ 11.94     $ 26.59     $(18.96)     $(11.20)     $(94.81)

Total assets                   $ 5,149     $ 5,488     $ 6,012      $ 6,323      $ 6,531

Cash distributions
  per weighted average
  limited partnership unit     $ 20.33     $ 61.90     $  3.80      $  2.88      $  7.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Partnership's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto in Item 14 of Part IV:

LIQUIDITY AND CAPITAL RESOURCES

On April 21, 1989, Rancon Income Fund I ("the Partnership") was funded from the sale of 14,559 limited partnership units ("Units") in the amount of $14,559,000. Four Units were retired in 1990. In 2000, a total of 722 Units were repurchased, and 13,833 Units remain outstanding at December 31, 2000. As of December 31, 2000, the Partnership had cash of $931,000. The remainder of the Partnership's assets consists primarily of its real estate investments, which totaled approximately $4,164,000 at December 31, 2000.

On May 12, 1999, the Partnership sold Aztec Village Shopping Center ("Aztec"), a 23,879 square foot retail center located in San Diego, California, to an unaffiliated entity for $1,000,000. The Partnership realized a $254,000 gain on the sale, which is net of selling costs and expenses reflected in the Partnership's statement of operations for the year ended December 31, 1999. The sale proceeds totaled $937,000 and of this amount, $742,305 was distributed to the partners and the remainder was added to the Partnership's cash reserves.

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at December 31, 2000 for the May 1999 sale of Aztec Village Shopping Center. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the Partnership's financial statements; however, the amount will be recorded if and when it becomes payable.

Operationally, the Partnership's primary source of funds consists of cash generated from operating the rental properties. Cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund distributions to the limited partners. Another source of funds has been the interest earned on invested cash balances.

Management believes that the Partnership's cash balance as of December 31, 2000, together with the cash from operations and sales, will be sufficient to finance the Partnership's and the properties continued operations on both a short-term and long-term basis. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Operating Activities

During the year ended December 31, 2000, the Partnership's cash provided by operating activities totaled $367,000.

Investing Activities

During the year ended December 31, 2000, the Partnership's cash used for investing activities totaled $137,000 for improvement of rental properties.

Financing Activities

During the year ended December 31, 2000, the Partnership's cash used for financing activities totaled $507,000 which consisted of $291,000 of distributions to the Limited Partners, and $216,000 paid to redeem 722 limited partnership units ("Units").

RESULTS OF OPERATIONS

2000 versus 1999

Rental income decreased slightly for the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily due to the sale of Aztec Village. The decrease due to the sale was offset by an increase in rental income from Bristol Medical Center resulting from the increase in occupancy.

The $254,000 gain on sale of real estate resulted from the sale of Aztec Village Shopping Center in May 1999.

Interest and other income increased $6,000, or 15%, for the year ended December 31, 2000, compared to the year ended December 31, 1999, due to a higher average invested balance resulting from the sale of Aztec Village in May 1999.

Operating expenses decreased $15,000, or 4%, for the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily due to the sale of Aztec Village in May 1999.

Depreciation and amortization expense increased $13,000, or 7%, for the year ended December 31, 2000, compared to December 31, 1999, due to additions to rental properties.

General and administrative expenses decreased $37,000, or 16%, during the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily due to a decrease in the asset management fee resulting from the sale of Aztec Village in May 1999. Effective July 1999, the annual asset management fee was reduced from $208,000 to $100,000.

1999 versus 1998

Rental income decreased $154,000, or 15%, for the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily due to the sale of Aztec Village.

The $254,000 gain on sale of real estate resulted from the sale of Aztec Village Shopping Center in May 1999.

Interest and other income increased $10,000, or 34%, for the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily due to a higher average invested balance resulting from the sale of Aztec Village in May 1999.

Operating expenses decreased $84,000, or 20%, for the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily due to the sale of Aztec Village in May 1999.

Depreciation and amortization expense increased $19,000, or 11%, for the year ended December 31, 1999, compared to the year ended December 31, 1998, due to additions to rental properties.

General and administrative expenses decreased $44,000, or 16%, for the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily due to a decrease in the asset management fees resulting from the sale of Aztec Village in May 1999. Effective July 1999, the annual asset management fee was reduced from $208,000 to $100,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For information with respect to Item 8, see Financial Statements and Schedule as listed in Item 14.

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

Mr. Stephenson, age 57, founded RFC in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.

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

Security Ownership of Management

                                                                            Amount and Nature of
        Title of Class Name of Beneficial Owner   Beneficial Ownership         Percent of Class
        ---------------------------------------   --------------------         ----------------
        Units      Daniel L. Stephenson              3 Units (trust)          Less than 1 percent

Changes in Control

The Limited Partners have no right, power or authority to act for or bind the Partnership. However, the Limited Partners have the power to vote upon the following matters affecting the basic structure of the Partnership, each of which shall require the approval of Limited Partners holding a majority of the outstanding Units: (i) amendment of the Partnership Agreement; (ii) termination and dissolution of the Partnership; (iii) sale, exchange or pledge of all or substantially all of the assets of the Partnership; (iv) removal of the General Partner or any successor General Partner; (v) election of a new General Partner;
(vi) the approval or disapproval of the terms of purchase of the General Partner's interest; and (vii) the modification of the terms of any agreement between the Partnership and the General Partner or an affiliate.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the year ended December 31, 2000, the Partnership did not incur any costs reimbursable to RFC or any affiliate of the Partnership.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE AND REPORTS ON FORM 8-K

        (a)     The following documents are filed as part of this report

                (1)     Financial Statements:

                        Report of Independent Public Accountants

                        Balance Sheets as of December 31, 2000 and 1999

                        Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

                        Statements of Partners' Equity (Deficit) for the Years Ended December 31, 2000, 1999 and 1998

                        Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

                        Notes to Financial Statements

                (2)     Financial Statement Schedule:

                        Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 2000 and Notes thereto

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                (3)     Exhibits:

                        None

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


                               RANCON INCOME FUND I,
                               a California Limited Partnership
                               (Partnership)

                               By:  RANCON INCOME PARTNERS I, L.P.
                                    General Partner



Date:   March 29, 2001         By:  /s/ Daniel L. Stephenson
                                    --------------------------------------------
                                    Daniel L. Stephenson,
                                    Director, President, Chief Executive Officer
                                    and Chief Financial Officer of
                                    Rancon Financial Corporation,
                                    General Partner of
                                    Rancon Income Partners I, L.P.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


                               By:  RANCON INCOME PARTNERS I, L.P.
                                    General Partner



Date:   March 29, 2001         By:  /s/ Daniel L. Stephenson
                                    --------------------------------------------
                                    Daniel L. Stephenson,
                                    Director, President, Chief Executive Officer
                                    and Chief Financial Officer of
                                    Rancon Financial Corporation,
                                    General Partner of
                                    Rancon Income Partners I, L.P.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                                         PAGE
                                                                         ----
Report of Independent Public Accountants                                  16

Financial Statements:

Balance Sheets as of December 31, 2000 and 1999                           17

Statements of Operations for the years ended December 31, 2000,
 1999 and 1998                                                            18

Statements of Partners' Equity for the years ended
 December 31, 2000, 1999 and 1998                                         19

Statements of Cash Flows for the years ended December 31, 2000,
 1999 and 1998                                                            20

Notes to Financial Statements                                             21

Schedule:

III -Real Estate and Accumulated Depreciation
     as of December 31, 2000 and Notes thereto                            26


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
RANCON INCOME FUND I:

We have audited the accompanying balance sheets of RANCON INCOME FUND I, A CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RANCON INCOME FUND I as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



San Francisco, California
 February 8, 2001

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                           December 31, 2000 and 1999
                    (in thousands, except units outstanding)

                                                                        2000          1999
                                                                       -------       -------
Assets
Rental property, net of accumulated depreciation of
    $1,998 and $1,805 at December 31, 2000 and 1999,
    respectively                                                       $ 4,164       $ 4,220
Cash and cash equivalents                                                  931         1,208
Deferred costs, net of accumulated amortization of
  $54 and $40 at December 31, 2000 and 1999, respectively                   36            45
Prepaid expenses and other assets                                           18            15
                                                                       -------       -------

    Total assets                                                       $ 5,149       $ 5,488
                                                                       =======       =======

Liabilities and Partners' Equity
Liabilities:
  Accounts payable and accrued expenses                                $    40       $    48
  Security deposits                                                         63            60
                                                                       -------       -------

    Total liabilities                                                      103           108
                                                                       -------       -------

Partners' Equity:
  General Partner                                                         (191)         (193)
  Limited Partners, 13,833 and 14,555 limited partnership
    units outstanding at December 31, 2000 and 1999, respectively        5,237         5,573
                                                                       -------       -------

    Total partners' equity                                               5,046         5,380
                                                                       -------       -------

    Total liabilities and partners' equity                             $ 5,149       $ 5,488
                                                                       =======       =======

   The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
              For the years ended December 31, 2000, 1999 and 1998
                (in thousands, except per unit and unit amounts)

                                                             2000         1999         1998
                                                            -------      -------      -------
Revenue:
    Rental income                                           $   859      $   868      $ 1,022
    Gain on sale of real estate                                  --          254           --
    Interest and other income                                    46           40           30
                                                            -------      -------      -------

      Total revenue                                             905        1,162        1,052
                                                            -------      -------      -------

Expenses:
    Operating                                                   330          345          429
    Depreciation and amortization                               207          194          175
    Provision for impairment of investments
      in real estate                                             --           --          451
    General and administrative                                  195          232          276
                                                            -------      -------      -------

      Total expenses                                            732          771        1,331
                                                            -------      -------      -------

Net income (loss)                                           $   173      $   391      $  (279)
                                                            =======      =======      =======

Net income (loss) per limited partnership unit              $ 11.94      $ 26.59      $(18.96)
                                                            =======      =======      =======

Distributions per limited partnership unit:
From net income                                             $ 11.94      $ 26.59      $    --
Representing return of capital                                 8.39        35.31         3.80
                                                            -------      -------      -------

      Total distributions per limited partnership unit      $ 20.33      $ 61.90      $  3.80
                                                            =======      =======      =======

Weighted average number of limited partnership
  units outstanding during each period used to
  compute net income (loss) and distributions
  per limited partnership unit                               14,316       14,555       14,555
                                                            =======      =======      =======

   The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         Statements of Partners' Equity
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                             General       Limited
                                             Partner       Partners       Total
                                             --------      --------      --------
Balance at December 31, 1997                 $  (180)      $ 6,418       $ 6,238

Distributions                                     --           (55)          (55)

Net loss                                          (3)         (276)         (279)
                                             -------       -------       -------

Balance at December 31, 1998                    (183)        6,087         5,904

Distributions                                    (14)         (901)         (915)

Net income                                         4           387           391
                                             -------       -------       -------

Balance at December 31, 1999                    (193)        5,573         5,380

Retirement of limited partnership units           --          (216)         (216)

Distributions                                     --          (291)         (291)

Net income                                         2           171           173
                                             -------       -------       -------

Balance at December 31, 2000                 $  (191)      $ 5,237       $ 5,046
                                             =======       =======       =======

   The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                            2000          1999          1998
                                                          --------      --------      --------
Cash flows from operating activities:
    Net income (loss)                                     $   173       $   391       $  (279)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Net gain on sale of real estate                            --          (254)           --
    Depreciation and amortization                             207           194           175
    Provision for impairment of investments
      in real estate                                           --            --           451
Changes in certain assets and liabilities:
    Deferred costs                                             (5)            5           (52)
    Prepaid expenses and other assets                          (3)           95           (29)
    Accounts payable and other liabilities                     (5)           --            23
                                                          -------       -------       -------

      Net cash provided by operating activities               367           431           289
                                                          -------       -------       -------

Cash flows from investing activities:
    Net proceeds from sale of real estate                      --           937            --
    Additions to real estate                                 (137)         (117)         (111)
                                                          -------       -------       -------

      Net cash provided by (used for)
           investing activities                              (137)          820          (111)
                                                          -------       -------       -------

Cash flows from financing activities:
    Cash distributions to limited partners                   (291)         (915)          (55)
    Retirement of limited partnership units                  (216)           --            --
                                                          -------       -------       -------

      Net cash used for financing activities                 (507)         (915)          (55)
                                                          -------       -------       -------

Net increase (decrease) in cash and cash equivalents         (277)          336           123

Cash and cash equivalents at beginning of year              1,208           872           749
                                                          -------       -------       -------

Cash and cash equivalents at end of year                  $   931       $ 1,208       $   872
                                                          =======       =======       =======

   The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements
                           December 31, 2000 and 1999

Note 1. ORGANIZATION

Rancon Income Fund I ("the Partnership") was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (the General Partner) and Daniel Lee Stephenson, the initial limited partner, who indirectly owns and controls the General Partner. The General Partner and its affiliates are hereinafter referred to as the Sponsor. At December 31, 2000 and 1999, 13,833 and 14,555 units were issued and outstanding, respectively.

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

Effective January 1, 1995, Glenborough Corporation ("Glenborough") entered into an agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relation services and Preferred Partnership Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume the investor relations services. In October 2000, Glenborough merged into Glenborough Realty Trust Incorporated.

Effective July 1, 1999, the agreement was further amended to: (i) reduce the asset administration fee to $100,000; (ii) increase the sales fee for improved properties from 2% to 3%; and (iii) reduce the management fee applicable to Wakefield Industrial Center from 5% to 3% of the gross rental receipts. The Partnership will also pay Glenborough: (i) a sales fee of 4% for land; (ii) a refinancing fee of 1%; and (iii) a management fee of 5% of gross rental receipts from Bristol Medical Center. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of the Partnership or RFC.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements
                           December 31, 2000 and 1999

The Partnership's ability to achieve positive cash flow from operations, provide distributions from operations and continue as a going concern may be impacted by changes in property values, local and regional economic conditions, or the entry of other competitors into the market. The accompanying financial statements do not provide for adjustments with regard to these uncertainties.

Note 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting -- The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncement - Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" was issued in December 1999. SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition issues in financial statements. The Partnership has adopted SAB 101 as required and believes that SAB 101 did not have a material impact on the Partnership's consolidated financial position, results of operations and financial statement presentation.

Rental Property - Rental properties, including the related land, are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to the estimated fair value. Estimated fair value: (i) is based upon the Partnership's plans for the continued operation of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations.

Depreciation is provided using the straight-line method over five to forty years of useful lives of the respective assets.

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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements
                           December 31, 2000 and 1999

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

Concentration Risk -- Two tenants represented 46 percent, 45 percent and 55 percent of rental income for the three years ended December 31, 2000, respectively.

Note 3. RENTAL PROPERTY, NET

Rental property as of December 31, 2000 and 1999 is as follows:

                                         2000                1999
                                         ----                ----
Land                                 $ 1,928,000       $  1,928,000
Buildings and improvements             3,566,000          3,562,000
Tenant improvements                      668,000            535,000
                                      ----------        -----------
                                       6,162,000          6,025,000
Less: accumulated depreciation        (1,998,000)        (1,805,000)
                                      -----------       -----------
       Total                         $ 4,164,000       $  4,220,000
                                      ==========        ===========

In 1998, due to high vacancy levels, difficulty in leasing vacant space and projected cash flows, management determined that the carrying value of two of the Partnership's rental properties were in excess of their estimated fair values. As a result, in 1998 the Partnership recorded a provision for impairment of its investment in Bristol Medical Center in the amount of $451,000.

On May 12, 1999, the Partnership sold Aztec Village Shopping Center ("Aztec"), a 23,879 square foot retail center located in San Diego, California, to an unaffiliated entity for $1,000,000. The Partnership realized a $254,000 gain on the sale, which is reflected in the accompanying statement of operations for the year ended December 31, 1999. The sale generated net proceeds of $937,000.

None of the Partnership's properties are encumbered by debt as of December 31, 2000 and 1999.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements
                           December 31, 2000 and 1999

Note 4. LEASES

The Partnership's rental properties are leased under non-cancelable operating leases that expire on various dates through 2005 and thereafter. Minimum future rents under non-cancelable operating leases as of December 31, 2000 are as follows:

                      2001                         $   856,000
                      2002                             871,000
                      2003                             747,000
                      2004                             389,000
                      2005                             179,000
                      Thereafter                     1,013,000
                                                   -----------

                        Total                      $ 4,055,000
                                                    ==========

Note 5. TAXABLE INCOME

The Partnership's tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly.

The following is a reconciliation of the net income for financial reporting purposes to the estimated taxable income, for the years ended December 31, 2000, 1999 and 1998, determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands).

                                                       2000         1999          1998
                                                       ----         ----          ----
Net income (loss) per financial statements            $   173      $   391       $  (279)
Provision for impairment of investments in
     real estate                                           --           --           451
Financial reporting depreciation in excess
     of tax depreciation                                   50           18           (29)
Loss on property sales in excess of
     financial reporting                                   --       (2,263)           --
Operating revenues and expenses reported in a
     different period for tax than for financial
     reporting, net                                        16          (29)           21
                                                      -------      -------       -------

Estimated net income (loss) for federal
     income tax purposes                              $   239      $(1,883)      $   164
                                                      =======      =======       =======

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements
                           December 31, 2000 and 1999

The following is a reconciliation as of December 31, 2000 and 1999 of partners' equity for financial reporting purposes to estimated partners' equity for federal income tax purposes (in thousands).

                                                             2000        1999
                                                             ----        ----
Partners' equity per financial statements                   $5,046      $5,380
Cumulative provision for impairment of
     investments in real estate                              2,096       2,096
Financial reporting depreciation in excess
     of tax reporting depreciation                             351         301
Operating revenues and expenses recognized in a
     different period for financial reporting than for
     tax reporting, net                                         72          56
                                                            ------      ------

Estimated partners' equity for federal
     income tax purposes                                    $7,565      $7,833
                                                            ======      ======

Note 6. COMMITMENTS AND CONTINGENCIES

Environmental Matters - The Partnership follows a policy of monitoring its properties for the presence of hazardous or toxic substances. The Partnership is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Partnership's business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Partnership's results of operations and cash flow.

General Uninsured Losses - The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses, which may be either uninsurable, or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity. Should a property sustain damage as a result of an earthquake, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Should an uninsured loss occur, the Partnership could lose its investment in, and anticipated profits and cash flows from, a property.

Other Matters - The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at December 31, 2000 for the May 1999 sale of Aztec Village. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded if and when it becomes payable.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                                 (In Thousands)

COLUMN A                              COLUMN B           COLUMN C              COLUMN D                   COLUMN E
------------------------------------------------------------------------------------------------------------------------------

                                                                           Cost Capitalized
                                                    Initial Cost to          Subsequent to          Gross Amount Carried
                                                      Partnership             Acquisition           at December 31, 2000
                                                  --------------------   ----------------------   -------------------------
                                                            Buildings                                    Building
                                                               and                     Carrying             and        (1)
Description                         Encumbrances   Land    Improvements  Improvements    Cost     Land  Improvements  Total
-----------                         ------------   ----    ------------  ------------    ----     ----  ------------  -----
Rental Properties:

 Wakefield Facility                 $       --    $  666   $ 1,118       $   133       $    --   $  666  $ 1,251     $ 1,917
  Less:  Provisions for impairment
    in real estate                          --        --        --          (175)           --      (61)    (114)       (175)

  Bristol Medical Center                    --     1,937     3,327         1,077            --    1,937    4,404       6,341
  Less:  Provision for impairment
    in real estate                          --        --        --        (1,921)           --     (614)  (1,307)     (1,921)
                                    ----------    ------   -------      ---------      -------   ------- --------    -------

       Total                        $       --    $2,603   $ 4,445      $   (886)      $    --   $1,928  $ 4,234     $ 6,162
                                    ==========    ======   =======      =========      =======   ======  =======     =======


COLUMN A                              COLUMN F     COLUMN G    COLUMN H     COLUMN I
--------------------------------------------------------------------------------------





                                                     Date                    Life
                                    Accumulated  Construction    Date     Depreciated
Description                         Depreciation    Began      Acquired     Over
-----------                         ------------    -----      --------     ----
Rental Properties:

 Wakefield Facility                 $       416     N/A        4/20/87    5 - 40 years
  Less:  Provisions for impairment
    in real estate                           --

  Bristol Medical Center                  1,582     N/A        5/04/88    5 - 40 years
  Less:  Provision for impairment
    in real estate                           --
                                    -----------

       Total                        $     1,998
                                    ===========

(1) The aggregate cost of land and buildings for Federal income tax purposes is $8,283

         NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Reconciliation of the gross amount at which real estate was carried for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                           2000         1999          1998
                                         -------      -------       -------
INVESTMENT IN REAL ESTATE

  Balance at beginning of year           $ 6,025      $ 6,940       $ 7,280
    Additions during year:
       Improvements, etc                     137          109           111
    Deletions during year:
       Disposals                              --       (1,024)           --
       Provision for impairment of
         investments in real estate           --           --          (451)
                                         -------      -------       -------

  Balance at end of year                 $ 6,162      $ 6,025       $ 6,940
                                         =======      =======       =======

ACCUMULATED DEPRECIATION

  Balance at beginning of year           $ 1,805      $ 1,965       $ 1,802
    Additions charged to expenses            193          179           163
    Disposals                                 --         (339)           --
                                         -------      -------       -------

  Balance at end of year                 $ 1,998      $ 1,805       $ 1,965
                                         =======      =======       =======