Form 10-Q
period 2001-03-31
RANCON INCOME FUND I
filed 2001-05-14
CIK 791996

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to ______________

                         Commission File Number: 0-16645

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                        --------------------------------
             (Exact name of registrant as specified in its charter)

               California                                      33-0157561
               ----------                                      ----------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

 400 South El Camino Real, Suite 1100
      San Mateo, California                                     94402-1708
----------------------------------------                        ----------
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

                                  Yes[X] No [ ]

          Total number of units outstanding as of May 14, 2001: 13,833

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)



                                                           March 31,         December 31,
                                                            2001                 2000
                                                           -------           ------------
Assets
Real estate investments:
    Rental property, net of accumulated
      depreciation of $2,049 and $1,998
      at March 31, 2001 and December 31,
      2000, respectively                                   $ 4,262             $ 4,164
Cash and cash equivalents                                      823                 931
Deferred costs, net of accumulated amortization
    of $58 and $54 at March 31, 2001 and
    December 31, 2000, respectively                             32                  36
Prepaid expenses and other assets                               27                  18
                                                           -------             -------
       Total assets                                        $ 5,144             $ 5,149
                                                           =======             =======
Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued expenses                   $   104             $    40
   Security deposits                                            72                  63
                                                           -------             -------
       Total liabilities                                       176                 103
                                                           -------             -------
Partners' equity:
   General Partner                                            (190)               (191)
   Limited Partners, 13,833 limited partnership
    units outstanding at March 31, 2001 and
    December 31, 2000                                        5,158               5,237
                                                           -------             -------
       Total partners' equity                                4,968               5,046
                                                           -------             -------
       Total liabilities and partners' equity              $ 5,144             $ 5,149
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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                              Statements of Income
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)



                                                                           Three months ended
                                                                               March 31,
                                                                       --------------------------
                                                                         2001               2000
                                                                       -------            -------
Revenue:
   Rental income                                                       $   239            $   216
   Interest and other income                                                 8                 13
                                                                       -------            -------
      Total revenue                                                        247                229
                                                                       -------            -------
Expenses:
   Operating                                                                83                 76
   Depreciation and amortization                                            55                 51
   General and administrative                                               49                 53
                                                                       -------            -------
      Total expenses                                                       187                180
                                                                       -------            -------
Net income                                                             $    60            $    49
                                                                       =======            =======
Net income per limited partnership unit                                $  4.27            $  3.37
                                                                       =======            =======
Distributions per limited partnership unit:
   From net income                                                     $  4.27            $  3.37
   Representing return of capital                                         5.73               6.66
                                                                       -------            -------
      Total distributions per limited partnership unit                 $ 10.00            $ 10.03
                                                                       =======            =======
Weighted average number of limited partnership units
   outstanding during the period used to compute net income
   and distributions per limited partnership unit                       13,833             14,555
                                                                       =======            =======


   The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Statement of Partners' Equity (Deficit)
                    For the three months ended March 31, 2001
                                 (in thousands)
                                   (Unaudited)



                                        General            Limited
                                        Partner            Partners              Total
                                        -------            --------             -------
Balance at December 31, 2000            $  (191)            $ 5,237             $ 5,046
Net income                                    1                  59                  60
Distributions                                --                (138)               (138)
                                        -------             -------             -------
Balance at March 31, 2001               $  (190)            $ 5,158             $ 4,968
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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)



                                                                  Three months ended
                                                                      March 31,
                                                             ---------------------------
                                                               2001                2000
                                                             -------             -------
Cash flows from operating activities:
  Net income                                                 $    60             $    49
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                 55                  51
Changes in certain assets and liabilities:
    Deferred costs                                                --                   2
    Prepaid expenses and other assets                             (9)                 (6)
    Accounts payable and other liabilities                        73                 (21)
                                                             -------             -------
        Net cash provided by operating activities                179                  75
                                                             -------             -------
Cash flows from investing activities:
    Additions to real estate                                    (149)                (69)
                                                             -------             -------
        Net cash used for investing activities                  (149)                (69)
                                                             -------             -------
Cash flows from financing activities:
    Distributions to limited partners                           (138)               (146)
                                                             -------             -------
        Net cash used for financing activities                  (138)               (146)
                                                             -------             -------
Net  decrease in cash and cash equivalents                      (108)               (140)
Cash and cash equivalents at beginning of period                 931               1,208
                                                             -------             -------
Cash and cash equivalents at end of period                   $   823             $ 1,068
                                                             =======             =======


   The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                 March 31, 2001
                                   (Unaudited)


Note 1. ORGANIZATION

Rancon Income Fund I ("the Partnership") was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (the General Partner) and Daniel Lee Stephenson, the initial limited partner, who indirectly owns and controls the General Partner. The General Partner and its affiliates are hereinafter referred to as the Sponsor. At March 31, 2001, 13,833 units were issued and outstanding.

In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors), Rancon Income Partners I (the "General Partner") and Glenborough Realty Trust Incorporated ("Glenborough"), the Partnership's asset and property manager, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Income Fund I, a California Limited Partnership, (the Partnership) as of March 31, 2001 and December 31, 2000, and the related statements of income, changes in partners' equity, and cash flows for the three months ended March 31, 2001 and 2000.

Allocation of Net Income and Net Loss - Allocations of the profits and losses from operations are made pursuant to the terms of the Partnership Agreement.

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

Net income other than net income from operations shall be allocated as follows:
(i) first, 1% to the general partner; (ii) second, to the partners who have a deficit balance in their capital account in proportion to and to the extent of such deficit balances, provided, that in no event shall the general partner be allocated more than 10% of the net income other than net income from operations until the earlier of sale or disposition of substantially all of the assets or the distribution of cash (other than cash from operations) equal to the original invested capital of the general partner and the limited partner; (iii) the balance, if any, shall be allocated (a) first, to the general partner in an amount equal to the lesser of (1) the amount of cash from sale or financing anticipated to be distributed to the general partner or (2) an amount sufficient to increase the general partner'sccount balance to an amount equal to such distribution from sale or financing; (b) the balance, to the limited partners. In no event shall the general partner be allocated less than 1% of the net income other than net income from operations for any period.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                 March 31, 2001
                                   (Unaudited)


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

Management Agreement - Effective January 1, 1995, Glenborough Corporation ("GC") entered into an agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate GC's responsibility for providing investor relation services and Preferred Partnership Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume the investor relations services. In October 2000, GC merged into Glenborough.

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

                                 March 31, 2001
                                   (Unaudited)


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

                                 March 31, 2001
                                   (Unaudited)


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

Concentration Risk - Two tenants represented 55 percent of rental income for the three months ended March 31, 2001.

Reference to 2000 audited financial statements - These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 2000 audited financial statements on Form 10K.

Note 3. RENTAL PROPERTY, NET

Rental property as of March 31, 2001 and December 31, 2000 is as follows:


                                                    2001                2000
                                                -----------         -----------
Land                                            $ 1,928,000         $ 1,928,000
Buildings and improvements                        3,715,000           3,566,000
Tenant improvements                                 668,000             668,000
                                                -----------         -----------
                                                  6,311,000           6,162,000
Less: accumulated depreciation                   (2,049,000)         (1,998,000)
                                                -----------         -----------
          Total                                 $ 4,262,000         $ 4,164,000
                                                ===========         ===========

None of the Partnership's properties are encumbered by debt as of March 31, 2001 and December 31, 2000.

Note 4. COMMITMENTS AND CONTINGENT LIABILITIES

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at March 31, 2001 for the May 1999 sale of Aztec. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                 March 31, 2001
                                   (Unaudited)



liability has not been recognized in the accompanying unaudited financial statements; however, the amount will be recorded if and when it becomes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


INTRODUCTION

The following discussion should be read in conjunction with the Partnership's December 31, 2000 audited financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

On April 21, 1989, Rancon Income Fund I ("the Partnership") was funded from the sale of 14,559 limited partnership units ("Units") in the amount of $14,559,000. At March 31, 2001, 13,833 Units remain outstanding.

As of March 31, 2001, the Partnership had cash of $823,000. The remainder of the Partnership's assets consists primarily of its real estate investments, which totaled approximately $4,262,000 at March 31, 2001.

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at March 31, 2001 for the May 1999 sale of Aztec Village Shopping Center. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the Partnership's financial statements; however, the amount will be recorded if and when it becomes payable.

Operationally, the Partnership's primary source of funds consists of cash generated from operating its rental properties. Cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund distributions to the limited partners. Other sources of funds include the interest earned on invested cash balances and proceeds from property sales.

Management believes that the Partnership's cash balance at March 31, 2001, together with the cash from operations and sales, will be sufficient to finance the Partnership's and the properties continued operations on both a short-term and long-term basis. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Operating Activities

During the three months ended March 31, 2001, the Partnership's cash provided by operating activities totaled $179,000.

The $9,000 increase in prepaid expenses and other assets at March 31, 2001, compared to December 31, 2000, was primarily due to an increase in tenant rents receivable and prepayment of second quarter investor service fees.

The $73,000 increase in accounts payable and other liabilities at March 31, 2001, compared to December 31, 2000, was primarily due to an increase in accruals for property taxes and operating expenses.

Investing Activities

During the three months ended March 31, 2001, the Partnership's cash used for investing activities totaled $149,000 for improvement of the rental properties.

Financing Activies

During the three months ended March 31, 2001, the Partnership made a $138,000 distribution to the Limited Partners from operations.

RESULTS OF OPERATIONS

Rental income increased $23,000, or 11%, for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, primarily due to an increase in occupancy at Bristol Medical Center.

Occupancy rates at Bristol Medical Center and Wakefield Building were 69% and 100%, respectively, at March 31, 2001, and 65% and 100%, respectively, at March 31, 2000.

Interest and other income decreased $5,000, or 38%, for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, primarily due to a lower average invested cash balance resulting from the distributions in August 2000 and February 2001, as well as the redemption of 300 units in August 2000.

Operating expenses increased $7,000, or 9%, for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, primarily due to the increase in occupancy at Bristol Medical Center.

Depreciation and amortization increased $4,000, or 8%, for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, primarily due to additions to rental properties.

General and administrative expenses decreased $4,000, or 8%, for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, due to a decrease in investor service expenses.

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


                                          RANCON INCOME FUND I,
                                          A CALIFORNIA LIMITED PARTNERSHIP


                                          By: RANCON INCOME PARTNERS I, L.P.
                                              General Partner




Date: May 14, 2001   By:                  /s/ Daniel L. Stephenson
                                          -------------------------------------
                                          Daniel L. Stephenson
                                          Director, President,
                                          Chief Executive Officer and
                                          Chief Financial Officer of Rancon
                                          Financial Corporation,
                                          General Partner of
                                          Rancon Income Partners I, L.P.