Form 10-Q
period 2001-06-30
RANCON INCOME FUND I
filed 2001-08-13
CIK 791996

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-16645

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                     33-0157561
    -------------------------------                     --------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification  No.)

 400 South El Camino Real, Suite 1100
         San Mateo, California                                94402-1708
 ------------------------------------                         ----------
         (Address of principal                                (Zip Code)
          executive offices)


                                 (650) 343-9300
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

         Total number of units outstanding as of August 9, 2001: 13,633

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                       (in thousands, except unit amounts)
                                   (Unaudited)

                                                                    June 30,     December 31,
                                                                      2001          2000
                                                                    --------     ------------
Assets

Real estate investments:
    Rental property, net of accumulated depreciation of $2,098 and $1,998 at June 30, 2001 and December 31, 2000,
      respectively                                                   $ 4,218        $ 4,164
    Cash and cash equivalents                                            839            931
    Deferred costs, net of accumulated amortization of $62 and
      $54 at June 30, 2001 and December 31, 2000, respectively            42             36
    Prepaid expenses and other assets                                     20             18
                                                                     -------        -------
         Total assets                                                $ 5,119        $ 5,149
                                                                     =======        =======
Liabilities and Partners' Equity

Liabilities:
    Accounts payable and accrued expenses                            $    31        $    40
    Security deposits                                                     72             63
                                                                     -------        -------
         Total liabilities                                               103            103
                                                                     -------        -------

Commitments and contingent liabilities (Note 4)                           --             --

Partners' Equity:
    General partner                                                     (190)          (191)
    Limited partners, 13,833 limited partnership units
      outstanding at June 30, 2001 and December 31, 2000               5,206          5,237
                                                                     -------        -------
      Total partners' equity                                           5,016          5,046
                                                                     -------        -------
         Total liabilities and partners' equity                      $ 5,119        $ 5,149
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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)

                                                      Three months ended           Six months ended
                                                            June 30,                    June 30,
                                                     ---------------------       ---------------------
                                                      2001          2000          2001          2000
                                                     -------       -------       -------       -------
 Revenues

   Rental income                                     $   240       $   225       $   479       $   441
   Interest and other income                               7            12            15            25
                                                     -------       -------       -------       -------
           Total revenues                                247           237           494           466
                                                     -------       -------       -------       -------

Expenses

   Operating                                              90            83           173           159
   Depreciation and amortization                          53            53           108           104
   General and administrative                             56            45           105            98
                                                     -------       -------       -------       -------
           Total expenses                                199           181           386           361
                                                     -------       -------       -------       -------

Net income                                           $    48       $    56       $   108       $   105
                                                     =======       =======       =======       =======

Net income per limited partnership unit              $  3.47       $  3.78       $  7.74       $  7.15
                                                     =======       =======       =======       =======

Distributions per limited partnership unit:
   From net income                                   $    --       $    --       $  7.74       $  7.15
   Representing return of capital                         --            --          2.26          2.88
                                                     -------       -------       -------       -------
       Total distributions per limited
         partnership unit                            $    --       $    --       $ 10.00       $ 10.03
                                                     =======       =======       =======       =======

Weighted average number of limited partnership
   units outstanding during each period used
   to compute net income per limited
   partnership unit                                   13,833        14,555        13,833        14,555
                                                     =======       =======       =======       =======



   The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Statement of Partners' Equity (Deficit)
                     For the six months ended June 30, 2001
                                 (in thousands)
                                   (Unaudited)

                                 General      Limited
                                 Partners     Partners      Total
                                 --------     --------     -------
Balance at December 31, 2000     $  (191)     $ 5,237      $ 5,046

Net income                             1          107          108

Distributions                         --         (138)        (138)
                                 -------      -------      -------

Balance at June 30, 2001         $  (190)     $ 5,206      $ 5,016
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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                          Six months ended
                                                              June 30,
                                                        --------------------
                                                         2001         2000
                                                        -------      -------
Cash flows from operating activities:
    Net income                                          $   108      $   105
    Adjustments to reconcile net income
      to net cash provided by operating activities:
       Depreciation and amortization                        108          104
    Changes in certain assets and liabilities:
       Deferred costs                                       (14)          (5)
       Prepaid expenses and other assets                     (2)          (3)
       Accounts payable and other liabilities                --          (26)
                                                        -------      -------

         Net cash provided by operating activities          200          175
                                                        -------      -------

Cash flows from investing activities:
    Additions to real estate                               (154)         (99)
                                                        -------      -------

         Net cash used for investing activities            (154)         (99)
                                                        -------      -------

Cash flows from financing activities:
    Distributions to limited partners                      (138)        (146)
                                                        -------      -------

         Net cash used for financing activities            (138)        (146)
                                                        -------      -------

Net decrease in cash and cash equivalents                   (92)         (70)
Cash and cash equivalents at beginning of period            931        1,208
                                                        -------      -------

Cash and cash equivalents at end of period              $   839      $ 1,138
                                                        =======      =======


   The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 2001
                                   (Unaudited)

Note 1. THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

Rancon Income Fund I ("the Partnership") was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (the General Partner) and Daniel Lee Stephenson, the initial limited partner, who indirectly owns and controls the General Partner. The General Partner and its affiliates are hereinafter referred to as the Sponsor. At June 30, 2001, 13,833 units were issued and outstanding.

In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors), Rancon Income Partners I (the "General Partner") and Glenborough Realty Trust Incorporated ("Glenborough"), the Partnership's asset and property manager, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Income Fund I, a California Limited Partnership, (the Partnership) as of June 30, 2001 and December 31, 2000, and the related statements of income for the three and six months ended June 30, 2001 and 2000, and changes in partners' equity and cash flows for the six months ended June 30, 2001 and 2000.

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

                                  June 30, 2001
                                   (Unaudited)


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

                                  June 30, 2001
                                   (Unaudited)


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

                                  June 30, 2001
                                   (Unaudited)


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

Concentration Risk - Two tenants represented 42 percent of rental income for the six months ended June 30, 2001.

Reference to 2000 audited financial statements - These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 2000 audited financial statements on Form 10-K.

Note 3. RENTAL PROPERTY, NET

Rental property as of June 30, 2001 and December 31, 2000 is as follows:

                                       2001             2000
                                   -----------      -----------
Land                               $ 1,928,000      $ 1,928,000
Buildings and improvements           3,715,000        3,566,000
Tenant improvements                    673,000          668,000
                                   -----------      -----------
                                     6,316,000        6,162,000
Less: accumulated depreciation      (2,098,000)      (1,998,000)
                                   -----------      -----------
         Total                     $ 4,218,000      $ 4,164,000
                                   ===========      ===========

None of the Partnership's properties are encumbered by debt as of June 30, 2001 and December 31, 2000.

Note 4. COMMITMENTS AND CONTINGENT LIABILITIES

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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 2001
                                   (Unaudited)


Other matters - The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at June 30, 2001 for the May 1999 sale of Aztec. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the accompanying unaudited financial statements; however, the amount will be recorded if and when it becomes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Partnership's December 31, 2000 audited financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

On April 21, 1989, Rancon Income Fund I ("the Partnership") was funded from the sale of 14,559 limited partnership units ("Units") in the amount of $14,559,000. At June 30, 2001, 13,833 Units remain outstanding.

As of June 30, 2001, the Partnership had cash of $839,000. The remainder of the Partnership's assets consists primarily of its real estate investments, which totaled approximately $4,218,000 at June 30, 2001.

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at June 30, 2001 for the May 1999 sale of Aztec Village Shopping Center. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the Partnership's financial statements; however, the amount will be recorded if and when it becomes payable.

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

Management believes that the Partnership's cash balance at June 30, 2001, together with the cash from operations and sales, will be sufficient to finance the Partnership's and the properties continued operations on both a short-term and long-term basis. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

OPERATING ACTIVITIES

During the six months ended June 30, 2001, the Partnership's cash provided by operating activities totaled $200,000.

The $14,000 increase in deferred costs from December 31, 2000 to June 30, 2001 was primarily due to lease commissions paid for new and renewal leases.

Investing Activities

During the six months ended June 30, 2001, the Partnership's cash used for investing activities totaled $154,000 for improvement of the rental properties.

Financing Activities

During the six months ended June 30, 2001, the Partnership made a $138,000 distribution to the limited partners.

RESULTS OF OPERATIONS

Revenues

Rental income increased $15,000, or 7%, and $38,000, or 9%, for the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000, primarily due to an increase in occupancy at Bristol Medical Center.

Occupancy rates at the Partnership's rental properties as of June 30, 2001 and 2000 were as follows:

                                                         June 30,
                                               ---------------------------
                                                  2001              2000
                                               ---------         ---------
     Bristol Medical Center                        79%               67%
     Wakefield Building                           100%              100%

The 12% increase in occupancy from June 30, 2000 to June 30, 2001 at Bristol Medical Center was primarily due to an existing tenant expanding 9,000 square feet in the second quarter. This increase was slightly offset by a decrease of 1,500 square feet due to an existing tenant moving out upon their lease expiration.

Interest and other income decreased $5,000, or 42%, and $10,000, or 40%, for the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000, respectively, primarily due to a lower average invested cash balance resulting from the distributions in August 2000 and February 2001, as well as the redemption of 300 units in August 2000.

Expenses

Operating expenses increased $7,000, or 8%, and $14,000, or 9%, for the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000, respectively, primarily due to the increase in occupancy at Bristol Medical Center.

Depreciation and amortization expense increased $4,000, or 4%, for the six months ended June 30, 2001, compared to the six months ended June 30, 2000, respectively, primarily due to additions to rental properties.

General and administrative expenses increased $11,000, or 24%, and $7,000, or 7%, for the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000, respectively, primarily due to an increase in audit fees and investor service expenses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         None

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

                                        RANCON INCOME FUND I,
                                        a California limited partnership

                                        By  Rancon Income Partners I, L.P.
                                            its General Partner



Date:    August 13, 2001                By: /s/  DANIEL L. STEPHENSON
                                            --------------------------
                                            Daniel L. Stephenson
                                            Director, President, Chief Executive
                                            Officer and Chief Financial Officer
                                            of Rancon Financial Corporation,
                                            General Partner of Rancon Income
                                            Partners I, L.P.