Form 10-Q
period 2001-09-30
RANCON INCOME FUND I
filed 2001-11-14
CIK 791996

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                 Yes [X] No [ ]

        Total number of units outstanding as of November 14, 2001: 13,582

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              RANCON INCOME FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                       (in thousands, except unit amounts)
                                   (Unaudited)

                                                       September 30,    December 31,
                                                            2001             2000
                                                       -------------    ------------
Assets
Real estate investments:

   Rental property, gross                                 $ 6,335          $ 6,162
   Accumulated depreciation                                (2,148)          (1,998)
                                                          -------          -------
   Rental property, net                                     4,187            4,164

Cash and cash equivalents                                     725              931
Deferred costs,  net of accumulated amortization
   of $65 and $54 at September 30, 2001 and
   December 31, 2000, respectively                             54               36
Prepaid expenses and other assets                              31               18
                                                          -------          -------

        Total assets                                      $ 4,997          $ 5,149
                                                          =======          =======

Liabilities and Partners' Equity
Liabilities:

   Accounts payable and accrued expenses                  $    84          $    40
   Security deposits                                           71               63
                                                          -------          -------

        Total liabilities                                     155              103
                                                          -------          -------

Commitments and contingent liabilities (Note 4)                --               --

Partners' Equity:
   General partner                                           (190)            (191)
   Limited  partners, 13,589 and 13,833 limited
     partnership  units  outstanding at September
     30, 2001 and December 31, 2000, respectively           5,032            5,237
                                                          -------          -------

        Total partners' equity                              4,842            5,046
                                                          -------          -------

        Total liabilities and partners' equity            $ 4,997          $ 5,149
                                                          =======          =======


   The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)


                                                       Three months ended              Nine months ended
                                                          September 30,                  September 30,
                                                    -----------------------         -----------------------
                                                     2001            2000            2001             2000
                                                    -------         -------         -------         -------
Revenues

   Rental income                                    $   243         $   208         $   722         $   649
   Interest and other income                              6              11              21              36
                                                    -------         -------         -------         -------

         Total revenues                                 249             219             743             685
                                                    -------         -------         -------         -------

Expenses

   Operating                                            118              88             291             247
   Depreciation and amortization                         53              55             161             159
   General and administrative                            50              48             155             146
                                                    -------         -------         -------         -------

         Total expenses                                 221             191             607             552
                                                    -------         -------         -------         -------

Net income                                          $    28         $    28         $   136         $   133
                                                    =======         =======         =======         =======

Net income per limited partnership unit             $  2.05         $  1.97         $  9.79         $  9.12
                                                    =======         =======         =======         =======

Distributions per limited partnership unit:

   From net income                                  $  2.05         $  1.97         $  9.79         $  9.12
   Representing return of capital                      8.04            8.10           10.31           10.98
                                                    -------         -------         -------         -------
      Total distributions per limited
       partnership unit                             $ 10.09         $ 10.07         $ 20.10         $ 20.10
                                                    =======         =======         =======         =======

Weighted average number of limited
   partnership units outstanding
   during each period used to compute
   net income per limited partnership unit           13,684          14,317          13,783          14,476
                                                    =======         =======         =======         =======

   The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Statement of Partners' Equity (Deficit)
                  For the nine months ended September 30, 2001
                                 (in thousands)
                                   (Unaudited)


                                               General          Limited
                                               Partners         Partners           Total
                                               --------         --------           -----
Balance at December 31, 2000                    $  (191)         $ 5,237          $ 5,046

Distributions                                        --             (277)            (277)

Retirement of limited partnership units              --              (63)             (63)

Net income                                            1              135              136
                                                -------          -------          -------

Balance at September 30, 2001                   $  (190)         $ 5,032          $ 4,842
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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                               Nine months ended
                                                                 September 30,
                                                           ------------------------
                                                            2001             2000
                                                           -------          -------
Cash flows from operating activities:

   Net income                                              $   136          $   133
   Adjustments to reconcile net income to net cash
     provided by operating activities:

      Depreciation and amortization                            161              159
   Changes in certain assets and liabilities:

      Deferred costs                                           (29)              (5)
      Prepaid expenses and other assets                        (13)              (8)
      Accounts payable and other liabilities                    52                2
                                                           -------          -------

        Net cash provided by operating activities              307              281
                                                           -------          -------

Cash flows from investing activities:

   Additions to real estate                                   (173)            (102)
                                                           -------          -------

        Net cash used for investing activities                (173)            (102)
                                                           -------          -------

Cash flows from financing activities:

   Distributions to partners                                  (277)            (291)
   Retirement of limited partnership units                     (63)            (215)
                                                           -------          -------

        Net cash used for financing activities                (340)            (506)
                                                           -------          -------

Net decrease in cash and cash equivalents                     (206)            (327)

Cash and cash equivalents at beginning of period               931            1,208
                                                           -------          -------

Cash and cash equivalents at end of period                 $   725          $   881
                                                           =======          =======


   The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 2001
                                   (Unaudited)

Note 1. THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

Rancon Income Fund I ("the Partnership") was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income-producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (the General Partner) and Daniel Lee Stephenson, the initial limited partner, who indirectly owns and controls the General Partner. The General Partner and its affiliates are hereinafter referred to as the Sponsor. At September 30, 2001, 13,589 units were issued and outstanding.

In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors), Rancon Income Partners I (the "General Partner") and Glenborough Realty Trust Incorporated ("Glenborough"), the Partnership's asset and property manager, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Income Fund I, a California Limited Partnership, (the Partnership) as of September 30, 2001 and December 31, 2000, and the related statements of income for the three and nine months ended September 30, 2001 and 2000, and changes in partners' equity and cash flows for the nine months ended September 30, 2001 and 2000.

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

                               September 30, 2001
                                   (Unaudited)

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

                               September 30, 2001
                                   (Unaudited)

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

Concentration Risk - Two tenants represented 45 percent of rental income for the nine months ended September 30, 2001.

Reference to 2000 audited financial statements - These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 2000 audited financial statements on Form 10-K.

Note 3. RENTAL PROPERTY, NET

Rental property as of September 30, 2001 and December 31, 2000 is as follows:

                                          2001                 2000
                                       -----------          -----------
Land                                   $ 1,928,000          $ 1,928,000
Buildings and improvements               3,572,000            3,566,000
Tenant improvements                        835,000              668,000
                                       -----------          -----------
                                         6,335,000            6,162,000
Less: accumulated depreciation          (2,148,000)          (1,998,000)
                                       -----------          -----------
       Total                           $ 4,187,000          $ 4,164,000
                                       ===========          ===========

None of the Partnership's properties are encumbered by debt as of September 30, 2001 and December 31, 2000.

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

Other matters - The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at September 30, 2001 for the May 1999 sale of Aztec. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 2001
                                   (Unaudited)

real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the accompanying unaudited financial statements; however, the amount will be recorded if and when it becomes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Partnership's December 31, 2000 audited financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

On April 21, 1989, Rancon Income Fund I ("the Partnership") was funded from the sale of 14,559 limited partnership units ("Units") in the amount of $14,559,000. At September 30, 2001, 13,589 Units remain outstanding.

As of September 30, 2001, the Partnership had cash of $725,000. The remainder of the Partnership's assets consists primarily of its real estate investments, which totaled approximately $4,187,000 at September 30, 2001.

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at September 30, 2001 for the May 1999 sale of Aztec Village Shopping Center. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the Partnership's financial statements; however, the amount will be recorded if and when it becomes payable.

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

Management believes that the Partnership's cash balance at September 30, 2001, together with the cash from operations and sales, will be sufficient to finance the Partnership's and the properties continued operations on both a short-term and long-term basis. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

OPERATING ACTIVITIES

During the nine months ended September 30, 2001, the Partnership's cash provided by operating activities totaled $307,000.

The $29,000 increase in deferred costs at September 30, 2001, compared to December 31, 2000, was primarily due to lease commissions paid for new and renewal leases.

The $13,000 increase in prepaid expenses and other assets at September 30, 2001, compared to December 31, 2000, was primarily due to an increase in tenant rents receivable and prepayment of fourth quarter investor service fees.

The $52,000 increase in accounts payable and other liabilities at September 30, 2001, compared to December 31, 2000, was primarily due to an increase in accruals for property taxes, audit fees and operating expenses.

Investing Activities

During the nine months ended September 30, 2001, the Partnership's cash used for investing activities totaled $173,000 for improvement of the rental properties.

Financing Activities

During the nine months ended September 30, 2001, the Partnership's cash used for financing activities totaled $340,000, which consisted of $277,000 of distributions to the limited partners, and $63,000 paid to redeem 244 limited partnership units ("Units").

RESULTS OF OPERATIONS

Revenues

Rental income increased $35,000, or 17%, and $73,000, or 11%, for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000, respectively, primarily due to an increase in occupancy at Bristol Medical Center.

Occupancy rates at the Partnership's rental properties as of September 30, 2001 and 2000 were as follows:

                                                           2001             2000
                                                           ----             ----
Bristol Medical Center                                      79%              67%
Wakefield Building                                         100%             100%

The 12% increase in occupancy from September 30, 2000 to September 30, 2001 at Bristol Medical Center was primarily due to an existing tenant expanding 9,000 square feet in the second quarter. This increase was slightly offset by a decrease of 1,500 square feet due to an existing tenant moving out upon their lease expiration.

Interest and other income decreased $5,000, or 45%, and $15,000, or 42%, for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000, respectively, primarily due to a lower average invested cash balance resulting from the distributions in August 2000 and February 2001, as well as the redemption of 300 units in August 2000, and 244 units in the 3rd quarter of 2001.

Expenses

Operating expenses increased $30,000, or 34%, and $44,000, or 18%, for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000, respectively, primarily due to the increase in occupancy at Bristol Medical Center.

Depreciation and amortization varied slightly for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000, respectively.

General and administrative expenses increased $2,000, or 4%, and $9,000, or 6%, for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000, respectively, primarily due to an increase in audit fees and investor service expenses.

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

                                      RANCON INCOME FUND I,
                                      a California limited partnership

                                      By  Rancon Income Partners I, L.P.
                                          its General Partner

Date: November 14, 2001               By: /s/  DANIEL L. STEPHENSON
                                          --------------------------------------
                                          Daniel L. Stephenson
                                          Director, President, Chief Executive
                                          Officer and Chief Financial Officer of
                                          Rancon Financial Corporation, General
                                          Partner of Rancon Income Partners I,
                                          L.P.