Form 10-K405
period 2001-12-31
RANCON INCOME FUND I
filed 2002-03-28
CIK 791996

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from        to
                                               ------    ------

                         COMMISSION FILE NUMBER: 0-16645

                              RANCON INCOME FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                             33-0157561
--------------------------------                              --------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


  400 South El Camino Real, Suite 1100
          San Mateo, California                                    94402-1708
----------------------------------------                          ------------
(Address of principal executive offices)                           (Zip Code)


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

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                     PART I

ITEM 1. BUSINESS

Rancon Income Fund I, a California Limited Partnership, ("the Partnership") was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The General Partner of the Partnership is Rancon Income Partners I ("General Partner"). The Partnership was organized in 1986 and completed its public offering of partnership units ("Units") in April 1989. As of December 31, 2001 and 2000, there were 13,560 and 13,833 Units outstanding, respectively. The Partnership has no employees.

At December 31, 2001, the Partnership owned two properties, which are more fully described in Item 2.

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

ITEM 2. PROPERTIES

The Partnership currently owns the properties listed below:

                                                                                  Encumbrances at
         Name                   Location              Type         Size          December 31, 2001
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

According to research conducted by the Partnership's property manager, the market has approximately 9,482,048 square feet of existing industrial space, with an overall vacancy rate of 8%. The area offers a wide range of high quality, attractive industrial projects ranging from multi-tenant incubator space to large, single-user distribution facilities located in master-planned business parks. There is approximately 594,589 square feet of multi-tenant and free standing industrial space that competes directly with Wakefield Industrial Center. The asking rent for industrial space in this area ranges between $7.20 industrial gross to $5.76 per foot triple net (tenant pays all operating expenses, including taxes, insurance, and capital).

The occupancy level for each of the five years ended December 31, 2001, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot, were as follows:

                                      Occupancy Level          Average Annual Effective
                                        Percentage               Rent Per Square Foot
                                      ---------------          ------------------------
        2001                               100%                        $  4.61
        2000                               100%                        $  4.49
        1999                               100%                        $  4.40
        1998                               100%                        $  4.31
        1997                               100%                        $  4.14


Annual effective rent is calculated by dividing the aggregate of annualized current month rental income for each tenant by the total square feet occupied at the property.

One tenant occupies 100% of the net rentable square footage of the two buildings. The principal terms of the lease and the nature of the tenant's business are as follows:

                                            Wakefield Engineering, Inc.
                                            ---------------------------
        Nature of Business:                 Manufacturer
        Lease Term:                         10 years
        Expiration Date:                    November 30, 2004
        Square Feet:                        44,200
        (% of rentable total):              100%
        Annual Rent:                        $204,000
        Rent Increase:                      Annual - CPI
        Renewal Options:                    Two 5-year options


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

According to research conducted by the Partnership's property manager, the direct market area consists of five medical buildings totaling approximately 189,847 rentable square feet, all of which are older Class "B" Buildings. The sub-market, consisting of smaller dental/medical offices and retail sites, is being condemned or purchased by the City of Santa Ana to widen Bristol Street. The renovation project, which is underway by the City of Santa Ana, will include new retail buildings and a landscaped median, which should enhance the area considerably. Net absorption in this area has been on a downward trend since 1992 when changes in the health care industry began. Currently, total vacancy in this market is approximately 11%. The annual rental rates for the area range from $15.00 per square foot to $18.60 per square foot modified gross (tenant pays interior janitorial costs).

The occupancy level for each of the five years ended December 31, 2001, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot, were as follows:

                                      Occupancy Level          Average Annual Effective
                                        Percentage               Rent Per Square Foot
                                      ---------------          ------------------------
      2001                                  81%                       $  18.84
      2000                                  69%                       $  18.46
      1999                                  65%                       $  18.00
      1998                                  60%                       $  18.40
      1997                                  83%                       $  19.00


Annual effective rent is calculated by dividing the aggregate of annualized current month rental income for each tenant by the total square feet occupied at the property.

The current annual rental rates for this property range from $17.52 to $28.44 per square foot.

The current annual rental rates at Bristol Medical Center are higher than the market average as the leases in effect are old and were signed at a time when such rates were market rates. As tenants leases expire, rental rates may decline. The occupancy at Bristol Medical Center increased 12% from 69% at December 31, 2000 to 81% at December 31, 2001 primarily due to expansion of an existing tenant.

There are two tenants that occupy more than ten percent of the net rentable square footage of the Bristol Medical Center. The principal terms of the leases and the nature of the tenants' businesses are as follows:

                                                 St. Jude
                                                 Heritage Health
                                                 ---------------
     Nature of Business:                         Medical clinic
     Lease Term:                                 5 years
     Expiration Date:                            August 31, 2003
     Square Feet:                                11,283
     (% of rentable total):                      22%
     Annual Rent:                                $214,000
     Rent Increase:                              Annual - CPI
     Renewal Options:                            None

                                                 Bristol Medical Clinic
                                                 ----------------------
     Nature of Business:                         Medical clinic
     Lease Term:                                 7 years
     Expiration Date:                            December 31, 2007
     Square Feet:                                10,395
     (% of rentable total):                      20%
     Annual Rent:                                $185,000
     Rent Increase:                              3% annually
     Renewal Options:                            None

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established trading market for the Units.

Holders

As of December 31, 2001, a total of 1,162 persons (Limited Partners) held Units.

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

Distributions equal to the amounts otherwise allocable to the General Partner but reallocated to the Limited Partners pursuant to (i) above shall be paid to the General Partner on the next occasion on which Cash From Operations is available for distribution to Limited Partners in an amount in excess of the amount required to provide the Limited Partners with a 6% per annum return on their unreturned capital contributions, in which case the excess shall be paid to the General Partner in an amount up to the aggregate amount previously re-allocated pursuant to (i) above and not subsequently repaid in accordance with the provisions of this paragraph.

Cash From Sales or Financing is defined in the Partnership Agreement as the net cash realized by the Partnership from the sale, disposition or refinancing of any property after retirement of applicable mortgage debt and all expenses related to the transaction, together with interest on any notes taken back by the Partnership upon the sale of a property. All distributions of Cash From Sales or Financing are allocated generally as follows: (i) first, 2% to the General Partner and 98% to the Limited Partners until the Limited Partners have received an amount equal to their capital contributions; (ii) second, 2% to the General Partner and 98% to the Limited Partners until the Limited Partners have received a 6% return on their unreturned capital contributions (less prior distributions of Cash From Operations); (iii) third, to the General Partner the amount of subordinated real estate commissions payable per the Partnership Agreement; (iv) fourth, 2% to the General Partner and 98% to the Limited Partners until the Limited Partners have received an additional 4% return on their unreturned capital contributions (less prior distributions of Cash From Operations); (v) fifth, 2% to the General Partner and 98% to the Limited Partners until the Limited Partners who purchased their Units prior to June 1, 1988, receive an additional return (depending on the date on which they purchased the Units) on their unreturned capital of either 8%, 5% or 2% (calculated through the first anniversary date of the purchase of the Units);
(vi) sixth, 98% to the General Partner and 2% to the Limited Partners until the General Partner has received an amount equal to 15% of all prior distributions made to the Limited Partners and the General Partner pursuant to subparagraphs
(iv) and (v) (less prior distributions to the General Partner under subparagraphs (iv) and (v)); and (vii) seventh, 85% to the Limited Partners and 15% to the General Partner. A more detailed statement of the distribution policies is set forth in the Partnership Agreement.

The following distributions of Cash From Operations were made by the Partnership during the three most recent fiscal years:

                                                  Amount             Amount
      Date of         Amount Distributed        Distributed      Distributed to
   Distribution       to Limited Partners        Per Unit        General Partner
   ------------       -------------------       -----------      ---------------
    08/29/01                $138,330              $10.00                --
    02/26/01                $138,330              $10.00                --
    08/29/00                $145,550              $10.00                --
    02/25/00                $145,550              $10.00                --
    08/30/99                $145,550              $10.00                --
    05/28/99                $727,750              $50.00           $14,555
    02/25/99                $ 27,656              $ 1.90                --

Of the total distributions noted above, $7.35, $8.39, and $35.31 per unit represented a return of capital for the fiscal years ended December 31, 2001, 2000 and 1999, respectively. The increase in distributions in 1999 resulted from the proceeds from the sale of Aztec Village.

ITEM 6. SELECTED FINANCIAL DATA

The following is selected financial data for each of the five years in the period ended December 31, 2001 (in thousands, except per Unit data).

                                          2001           2000           1999           1998         1997
                                        ------          ------         ------        -------       ------
Rental income                           $  968          $  859         $  868        $ 1,022       $1,142

Provision for impairment
  of investments in
  real estate                           $   --          $   --         $   --        $   451       $  438

Net income (loss)                       $  178          $  173         $  391        $  (279)      $ (165)

Net income (loss)
  allocable to limited
  partners                              $  176          $  171         $  387        $  (276)      $ (163)

Net income (loss)
  per limited
  partnership unit                      $12.82          $11.94         $26.59        $(18.96)      $(11.20)

Total assets                            $4,998          $5,149         $5,488        $ 6,012       $ 6,323

Cash distributions
  per weighted average
  limited partnership unit              $20.17          $20.33         $61.90        $  3.80       $  2.88

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Partnership's financial statements and notes thereto in Item 14 of Part IV:

NEW ACCOUNTING PRONOUNCEMENTS

During 2001, the Financial Accounting Standards Board (FASB) approved for issuance a number of new accounting standards. Management does not expect these new accounting standards to have a material impact on the Partnership's financial position or results of operations. These new accounting standards are discussed in more detail in the notes to the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

On April 21, 1989, Rancon Income Fund I ("the Partnership") was funded from the sale of 14,559 limited partnership units ("Units") in the amount of $14,559,000. Four Units were retired in 1990. During 2001 and 2000, a total of 273 and 722 Units were repurchased. 13,560 and 13,833 Units remain outstanding at December 31, 2001, and 2000, respectively.

As of December 31, 2001, the Partnership had cash of $748,000. The remainder of the Partnership's assets consists primarily of its real estate investments, which totaled approximately $4,177,000 at December 31, 2001.

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at December 31, 2001 for the May 1999 sale of Aztec Village Shopping Center. Upon the sale of a Partnership property, the Partnership Agreement entitles the General Partner a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the Partnership's financial statements; however, the amount will be recorded if and when it becomes payable.

Operationally, the Partnership's primary source of funds consists of cash generated from operating the rental properties. Cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund distributions to the limited partners. Another source of funds has been the interest earned on invested cash balances.

Management believes that the Partnership's cash balance as of December 31, 2001, together with the cash from operations and sales, will be sufficient to finance the Partnership's and the properties continued operations on both a short-term and long-term basis. There can be no assurance that the Partnership's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Operating Activities

During the year ended December 31, 2001, the Partnership's cash provided by operating activities totaled $383,000.

The $39,000 increase in deferred costs at December 31, 2001, compared to December 31, 2000, was primarily due to lease commissions paid for new and renewal leases.

The $18,000 increase in accounts payable and other liabilities at December 31, 2001, compared to December 31, 2000, was primarily due to accruals for audit and tax preparation fees and building operating expenses.

Investing Activities

During the year ended December 31, 2001, the Partnership's cash used for investing activities totaled $219,000 for improvement of rental properties.

Financing Activities

During the year ended December 31, 2001, the Partnership's cash used for financing activities totaled $347,000 which consisted of $277,000 of distributions to the Limited Partners, and $70,000 paid to redeem 273 limited partnership units ("Units").

RESULTS OF OPERATIONS

2001 versus 2000

Rental income increased $109,000 for the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to an increase in occupancy at Bristol Medical Center.

Interest and other income decreased $20,000 for the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to a lower average invested balance resulting from investing in additions to real estate and lower interest rates.

Operating expenses increased $56,000, or 17%, for the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to an increase in occupancy at Bristol Medical Center.

Depreciation and amortization expense increased $15,000, or 7%, for the year ended December 31, 2001, compared to December 31, 2000, primarily due to the additions to rental properties.

General and administrative expenses increased $13,000, or 7%, during the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to an increase in investor service expenses and audit and tax preparation fees.

2000 versus 1999

Rental income decreased slightly for the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily due to the sale of Aztec Village. The decrease due to the sale was offset by an increase in rental income from Bristol Medical Center resulting from an increase in occupancy.

The $254,000 gain on sale of real estate resulted from the sale of Aztec Village Shopping Center in May 1999.

Interest and other income increased $6,000 for the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily due to a higher average invested balance resulting from the sale of Aztec Village in May 1999.

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

CRITICAL ACCOUNTING POLICIES

Revenue recognized on a straight-line basis

The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership's collection experience and the credit quality of the Partnership's tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue, or if other tenants remain whom the Partnership previously believed would not.

Carrying value of rental properties

The Partnership's rental properties, including the related land, are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value is based upon (i) the Partnership's plans for the continued operations of each property, and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations.

Provision for income taxes

No provision for income taxes is included in the consolidated financial statements as the Partnership's results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income (loss) and partners' equity (deficit) for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, including depreciation expense, provisions for impairment of investments in real estate, capitalization of development period interest, and rental income and loss recognition.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

Rancon Income Partners I, L.P. is the General Partner of the Partnership. Daniel Lee Stephenson and Rancon Financial Corporation ("RFC") are the General Partners of Rancon Income Partners I, L.P. The executive officer and director of RFC is:

Daniel L. Stephenson                Director, President, Chief Executive
                                    Officer and Chief Financial Officer

There is no fixed term of office for Mr. Stephenson.

Mr. Stephenson, age 58, founded RFC in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.

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

Security Ownership of Management

                                                                    Amount and Nature of
Title of Class   Name of Beneficial Owner    Beneficial Ownership     Percent of Class
--------------   ------------------------    --------------------   --------------------
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the year ended December 31, 2001, the Partnership did not incur any costs reimbursable to RFC or any affiliate of the Partnership.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report

          (1) Financial Statements:

              Report of Independent Public Accountants

              Balance Sheets as of December 31, 2001 and 2000

              Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

              Statements of Partners' Equity for the Years Ended December 31, 2001, 2000 and 1999

              Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

              Notes to Financial Statements

          (2) Financial Statement Schedule:

              Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 2001 and Notes thereto

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3)  Exhibits:

               99 Partnership Representation from Independent Accountants.

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

                                        RANCON INCOME FUND I,
                                        a California Limited Partnership
                                        (Partnership)

                                        By: RANCON INCOME PARTNERS I, L.P.
                                            General Partner


Date: March 28, 2002                    By: /s/ Daniel L. Stephenson
                                            ------------------------------------
                                            Daniel L. Stephenson, Director,
                                            President, Chief Executive Officer
                                            and Chief Financial Officer of
                                            Rancon Financial Corporation,
                                            General Partner of Rancon Income
                                            Partners I, L.P.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

                                        By: RANCON INCOME PARTNERS I, L.P.
                                            General Partner


Date: March 28, 2002                    By: /s/ Daniel L. Stephenson
                                            ------------------------------------
                                            Daniel L. Stephenson,
                                            Director, President, Chief Executive
                                            Officer and Chief Financial Officer
                                            of Rancon Financial Corporation,
                                            General Partner of
                                            Rancon Income Partners I, L.P.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                                             Page
                                                                             ----
Report of Independent Public Accountants                                      15

Financial Statements:

Balance Sheets as of December 31, 2001 and 2000                               16

Statements of Operations for the years ended December 31, 2001,
 2000 and 1999                                                                17

Statements of Partners' Equity for the years ended December 31, 2001,
  2000 and 1999                                                               18

Statements of Cash Flows for the years ended December 31, 2001,
 2000 and 1999                                                                19

Notes to Financial Statements                                                 20-25

Schedule:
III -- Real Estate and Accumulated Depreciation
       as of December 31, 2001 and Notes thereto                              26-27

Exhibit Index                                                                 28

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of RANCON INCOME FUND I:

We have audited the accompanying balance sheets of RANCON INCOME FUND I, A CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RANCON INCOME FUND I as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

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

San Francisco, California
     February 1, 2002

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                           December 31, 2001 and 2000
                    (in thousands, except units outstanding)

                                                                         2001          2000
                                                                       -------       -------
Assets

Investments in real estate:
  Rental property, gross                                               $ 6,381       $ 6,162
  Accumulated depreciation                                              (2,204)       (1,998)
                                                                       -------       -------
  Rental property, net                                                   4,177         4,164

Cash and cash equivalents                                                  748           931
Deferred costs, net of accumulated amortization of
  $70 and $54 at December 31, 2001 and 2000, respectively                   59            36
Prepaid expenses and other assets                                           14            18
                                                                       -------       -------

    Total assets                                                       $ 4,998       $ 5,149
                                                                       =======       =======

Liabilities and Partners' Equity
Liabilities:

  Accounts payable and accrued expenses                                $    43       $    40
  Security deposits                                                         78            63
                                                                       -------       -------

    Total liabilities                                                      121           103
                                                                       -------       -------

Commitments and contingent liabilities (note 5)

Partners' Equity:
  General Partner                                                         (189)         (191)
  Limited Partners, 13,560 and 13,833 limited partnership
    units outstanding at December 31, 2001 and 2000, respectively        5,066         5,237
                                                                       -------       -------

    Total partners' equity                                               4,877         5,046
                                                                       -------       -------

    Total liabilities and partners' equity                             $ 4,998       $ 5,149
                                                                       =======       =======


   The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
              For the years ended December 31, 2001, 2000 and 1999
                (in thousands, except per unit and unit amounts)

                                                      2001         2000         1999
                                                    -------      -------      -------
Revenue:
    Rental income                                   $   968      $   859      $   868
    Gain on sale of real estate                          --           --          254
    Interest and other income                            26           46           40
                                                    -------      -------      -------

      Total revenue                                     994          905        1,162
                                                    -------      -------      -------

Expenses:
    Operating                                           386          330          345
    Depreciation and amortization                       222          207          194
    General and administrative                          208          195          232
                                                    -------      -------      -------

      Total expenses                                    816          732          771
                                                    -------      -------      -------

         Net income                                 $   178      $   173      $   391
                                                    =======      =======      =======

Net income per limited partnership unit             $ 12.82      $ 11.94      $ 26.59
                                                    =======      =======      =======

Distributions per limited partnership unit:

    From net income                                 $ 12.82      $ 11.94      $ 26.59
    Representing return of capital                     7.35         8.39        35.31
                                                    -------      -------      -------

      Total distributions per limited
         partnership unit                           $ 20.17      $ 20.33      $ 61.90
                                                    =======      =======      =======

Weighted average number of limited partnership
  units outstanding during each period used
  to compute net income and distributions
  per limited partnership unit                       13,732       14,316       14,555
                                                    =======      =======      =======


   The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         Statements of Partners' Equity
              For the years ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                             General      Limited
                                             Partner      Partners        Total
                                             -------      --------       -------
Balance at December 31, 1998                 $  (183)      $ 6,087       $ 5,904

Distributions                                    (14)         (901)         (915)

Net income                                         4           387           391
                                             -------       -------       -------

Balance at December 31, 1999                    (193)        5,573         5,380

Retirement of limited partnership units           --          (216)         (216)

Distributions                                     --          (291)         (291)

Net income                                         2           171           173
                                             -------       -------       -------

Balance at December 31, 2000                    (191)        5,237         5,046

Retirement of limited partnership units           --           (70)          (70)

Distributions                                     --          (277)         (277)

Net income                                         2           176           178
                                             -------       -------       -------

Balance at December 31, 2001                 $  (189)      $ 5,066       $ 4,877
                                             =======       =======       =======


    The accompanying notes are an integral part of these financial statements

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
              For the years ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                 2001          2000          1999
                                                                -------       -------       -------
Cash flows from operating activities:

    Net income                                                  $   178       $   173       $   391

Adjustments to reconcile net income
  to net cash provided by operating activities:
    Net gain on sale of real estate                                  --            --          (254)
    Depreciation and amortization                                   222           207           194
    Changes in certain assets and liabilities:
      Deferred costs                                                (39)           (5)            5
      Prepaid expenses and other assets                               4            (3)           95
      Accounts payable and other liabilities                         18            (5)           --
                                                                -------       -------       -------

      Net cash provided by operating activities                     383           367           431
                                                                -------       -------       -------

Cash flows from investing activities:

    Net proceeds from sale of real estate                            --            --           937
    Additions to real estate                                       (219)         (137)         (117)
                                                                -------       -------       -------

      Net cash (used for) provided by investing activities         (219)         (137)          820
                                                                              -------       -------

Cash flows from financing activities:

    Cash distributions to limited partners                         (277)         (291)         (915)
    Retirement of limited partnership units                         (70)         (216)           --
                                                                -------       -------       -------

      Net cash used for financing activities                       (347)         (507)         (915)
                                                                -------       -------       -------

Net (decrease) increase in cash and cash equivalents               (183)         (277)          336


Cash and cash equivalents at beginning of year                      931         1,208           872
                                                                -------       -------       -------

Cash and cash equivalents at end of year                        $   748       $   931       $ 1,208
                                                                =======       =======       =======


   The accompanying notes are an integral part of these financial statements.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements
                           December 31, 2001 and 2000


Note 1. ORGANIZATION

Rancon Income Fund I ("the Partnership") was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (the General Partner) and Daniel Lee Stephenson, the initial limited partner, who indirectly owns and controls the General Partner. The General Partner and its affiliates are hereinafter referred to as the Sponsor. At December 31, 2001 and 2000, 13,560 and 13,833 units were issued and outstanding, respectively.

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

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements
                           December 31, 2001 and 2000


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

Management Agreement - Effective January 1, 1995, Glenborough Corporation ("GC") entered into an agreement with the Partnership and other related Partnerships (collectively, the "Rancon Partnerships") to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate GC's responsibility for providing investor relation services and Preferred Partnership Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume the investor relations services. In October 2000, GC merged into Glenborough Realty Trust Incorporated ("Glenborough").

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

Risks and Uncertainties

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported results of operations during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999, with early adoption permitted. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" was issued which, among other things, deferred the final implementation to fiscal years beginning after June 15, 2000. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and specifically requires all derivatives to be recorded on the

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements
                           December 31, 2001 and 2000


balance sheet at fair value. Upon implementation, this pronouncement did not have a material effect on the Partnership's financial position, results of operations and financial statement presentation.

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, use the purchase method of accounting. The pooling-of-interests method of accounting is prohibited except for transactions initiated before July 1, 2001. This standard did not have a material impact on the Partnership's financial position or results of operations.

In June 2001, the FASB approved for issuance SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 will be effective January 1, 2002, for the Company. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator. Other intangible assets will continue to be valued and amortized over their estimated lives. Management does not expect this standard to have a material impact on the Partnership's financial position or results of operations.

In June 2001, the FASB approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2003 for the Partnership. Management does not expect this standard to have a material impact on the Partnership's financial position or results of operations.

In August 2001, the FASB approved for issuance SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 will be effective January 1, 2002 for the Partnership. Management is currently assessing the impact of this new standard on the Partnership's financial position and results of operations.

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

Depreciation is provided using the straight-line method over useful lives ranging from five to forty years for the respective assets.

Cash and Cash Equivalents - The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days when purchased to be cash equivalents.

Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Cash and cash equivalents consist of demand deposits, certificates of deposit and short-term investments with financial institutions. At December 31, 2001, the carrying amount of cash and cash equivalents approximates fair value.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements
                           December 31, 2001 and 2000


Deferred Costs - Deferred lease commissions are amortized over the initial fixed term of the related lease agreements on a straight-line basis.

Revenues

All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. Differences between estimated and actual amounts are recognized in the subsequent year.

The Partnership's portfolio of leases turns over continuously, with the number and value of expiring leases varying from year to year. The Partnership's ability to re-lease the space to existing or new tenants at rates equal to or greater than those realized historically is impacted by, among other things, the economic conditions of the market in which a property is located, the availability of competing space, and the level of improvements which may be required at the property. No assurance can be given that the rental rates that the Partnership will obtain in the future will be equal to or greater than those obtained under existing contractual commitments.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the limited partners' allocable share of the net income (loss).

Income Taxes - No provision for income taxes is included in the accompanying financial statements as the Partnership's results of operations are passed through to the partners for inclusion in their respective income tax returns. Net income (loss) and partners' equity for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, principally depreciation expense.

Concentration Risk - Three tenants represented 62 percent of rental income for the year ended December 31, 2001, and two tenants represented 46 percent and 45 percent of rental income for the years ended December 31, 2000 and 1999, respectively.

Note 3. RENTAL PROPERTY, NET

Rental property as of  December 31, 2001 and 2000 is as follows:

                                                    2001                2000
                                                -----------         -----------
Land                                            $ 1,928,000         $ 1,928,000
Buildings and improvements                        3,594,000           3,566,000
Tenant improvements                                 859,000             668,000
                                                -----------         -----------
                                                  6,381,000           6,162,000
Less: accumulated depreciation                   (2,204,000)         (1,998,000)
                                                -----------         -----------
       Total                                    $ 4,177,000         $ 4,164,000
                                                ===========         ===========


None of the Partnership's properties are encumbered by debt as of December 31, 2001 and 2000.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements
                           December 31, 2001 and 2000


Note 4. LEASES

The Partnership's rental properties are leased under non-cancelable operating leases that expire on various dates through 2006 and thereafter. Minimum future rents under non-cancelable operating leases as of December 31, 2001 are as follows:

                      2002                         $ 1,014,000
                      2003                             883,000
                      2004                             596,000
                      2005                             401,000
                      2006                             412,000
                      Thereafter                       567,000
                                                   -----------

                        Total                      $ 3,873,000
                                                   ===========


In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $43,000, $29,000, and $26,000 for the years ended December 31, 2001, 2000, and 1999, respectively. These amounts are included in the accompanying statements of operations.

Note 5. COMMITMENTS AND CONTINGENT LIABILITIES

General Uninsured Losses - The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses, which may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity. Should a property sustain damage as a result of an earthquake, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Should an uninsured loss occur, the Partnership could lose its investment in, and anticipated profits and cash flows from, a property.

Other Matters - The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at December 31, 2001 for the May 1999 sale of Aztec Village. Upon the sale of a Partnership property, the Partnership Agreement entitles the General Partner a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded if and when it becomes payable.

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements
                           December 31, 2001 and 2000


Note 6. TAXABLE INCOME

The Partnership's tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly.

The following is a reconciliation of the net income for financial reporting purposes to the estimated taxable income, for the years ended December 31, 2001, 2000 and 1999, determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands).

                                                        2001         2000         1999
                                                      -------       -------      -------
Net income per financial statements                   $   178       $   173      $   391

Financial reporting depreciation in excess
     of tax depreciation                                   60            50           18

Loss on property sales in excess of
     financial reporting                                   --            --       (2,263)

Operating revenues and expenses reported in a
     different period for tax than for financial
     reporting, net                                       (25)           16          (29)
                                                      -------       -------      -------

Estimated net income (loss) for federal
     income tax purposes                              $   213       $   239      $(1,883)
                                                      =======       =======      =======


The following is a reconciliation as of December 31, 2001 and 2000 of partners' equity for financial reporting purposes to estimated partners' equity for federal income tax purposes (in thousands).

                                                              2001         2000
                                                             ------       ------
Partners' equity per financial statements                    $4,877       $5,046

Cumulative provision for impairment of
     investments in real estate                               2,096        2,096

Financial reporting depreciation in excess
     of tax reporting depreciation                              410          351

Operating revenues and expenses recognized in a
     different period for financial reporting than
     for tax reporting, net                                      53           72
                                                             ------       ------

Estimated partners' equity for federal
     income tax purposes                                     $7,436       $7,565
                                                             ======       ======

                              RANCON INCOME FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                                 (In Thousands)

COLUMN A              COLUMN B           COLUMN C                  COLUMN D                COLUMN E                COLUMN F
-------------------   ------------   -------------------   ----------------------   --------------------------   ------------
                                                              Cost Capitalized
                                       Initial Cost to          Subsequent to          Gross Amount Carried
                                         Partnership             Acquisition           at December 31, 2001
                                     -------------------   -----------------------  --------------------------
                                              Buildings                                     Building
                                                 and                      Carrying            and          (1)    Accumulated
Description           Encumbrances   Land   Improvements   Improvements     Cost    Land   Improvements   Total   Depreciation
--------------------------------------------------------------------------------------------------------------------------------
Rental Properties:

 Wakefield Facility       $ --     $  666     $ 1,118         $  133        $ --    $  666    $ 1,251    $ 1,917     $  449
 Less: Provisions for
  impairment
  in real estate            --         --          --           (175)         --       (61)      (114)      (175)        --

 Bristol Medical Center     --      1,937       3,327          1,296          --     1,937      4,623      6,560      1,755
 Less:  Provision for
  impairment
  in real estate            --         --          --         (1,921)         --      (614)    (1,307)    (1,921)        --
                          ----     ------      ------        -------        ----    ------    -------    ------      ------

       Total              $ --     $2,603      $4,445        $  (667)       $ --    $1,928    $ 4,453    $6,381      $2,204
                          ====     ======      ======        =======        ====    ======    =======    ======      ======


COLUMN A                 COLUMN G     COLUMN H     COLUMN I
-------------------   -------------   --------   --------------




                            Date                    Life
                       Construction     Date     Depreciated
Description               Began       Acquired      Over
---------------------------------------------------------------
Rental Properties:

 Wakefield Facility       N/A          4/20/87     5 - 40 years
 Less: Provisions for
  impairment
  in real estate

 Bristol Medical Center   N/A          5/04/88     5 - 40 years
 Less: Provision for
  impairment
  in real estate


       Total

(1) The aggregate cost of land and buildings for Federal income tax purposes is $8,501

         NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


Reconciliation of the gross amount at which real estate was carried for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                2001         2000         1999
                                              -------      -------      -------
INVESTMENT IN REAL ESTATE
  Balance at beginning of year                $ 6,162      $ 6,025      $ 6,940
    Additions during year:
       Improvements, etc                          219          137          109
    Deletions during year:
       Disposals                                   --           --       (1,024)
                                              -------      -------      -------

  Balance at end of year                      $ 6,381      $ 6,162      $ 6,025
                                              =======      =======      =======

ACCUMULATED DEPRECIATION

  Balance at beginning of year                $ 1,998      $ 1,805      $ 1,965
    Additions charged to expenses                 206          193          179
    Disposals                                      --           --         (339)
                                              -------      -------      -------

  Balance at end of year                      $ 2,204      $ 1,998      $ 1,805
                                              =======      =======      =======

                                  EXHIBIT INDEX

Exhibit No.                              Exhibit Title
----------                               -------------
   99                Partnership Representation from Independent Accountants.