Form 10-Q
period 2002-03-31
RANCON INCOME FUND I
filed 2002-05-14
CIK 791996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number: 0-16645

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

California	33-0157561

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 South El Camino Real, Suite 1100 San Mateo, California	94402-1708

(Address of principal executive offices)	(Zip Code)

(650) 343-9300
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [   ]

Total number of units outstanding as of May 14, 2002: 13,423

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Balance Sheets
(in thousands, except units outstanding)
(Unaudited)

	March 31,	December 31,
	2002	2001

Assets
Investments in real estate:
Rental property, gross	$6,456	$6,381
Accumulated depreciation	(2,262)	(2,204)

Rental property, net	4,194	4,177
Cash and cash equivalents	666	748
Deferred costs, net of accumulated amortization of $75 and $70 at March 31, 2002 and December 31, 2001, respectively	56	59
Prepaid expenses and other assets	23	14

Total assets	$4,939	$4,998

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued expenses	$61	$43
Security deposits	78	78

Total liabilities	139	121

Commitments and contingent liabilities (Note 4)
Partners’ equity:
General Partner	(188)	(189)
Limited Partners, 13,546 and 13,560 limited partnership units outstanding at March 31, 2002 and December 31, 2001	4,988	5,066

Total partners’ equity	4,800	4,877

Total liabilities and partners’ equity	$4,939	$4,998

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Statements of Income
(in thousands, except units outstanding and per unit amounts)
(Unaudited)

	Three months ended
	March 31,

	2002	2001

Revenue:
Rental income	$278	$239
Interest and other income	3	8

Total revenue	281	247

Expenses:
Operating	110	83
Depreciation and amortization	63	55
General and administrative	47	49

Total expenses	220	187

Net income	$61	$60

Net income per limited partnership unit	$4.43	$4.27

Distributions per limited partnership unit:
From net income	$4.43	$4.27
Representing return of capital	5.58	5.71

Total distributions per limited partnership unit	$10.01	$9.98

Weighted average number of limited partnership units outstanding during the period used to compute net income and distributions per limited partnership unit	13,546	13,833

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Statement of Partners’ Equity
For the three months ended March 31, 2002
(in thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2001	$(189)	$5,066	$4,877
Retirement of limited partnership units	—	(3)	(3)
Distributions	—	(135)	(135)
Net income	1	60	61

Balance at March 31, 2002	$(188)	$4,988	$4,800

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net income	$61	$60
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63	55
Changes in certain assets and liabilities:
Deferred financing costs and other fees	(2)	—
Prepaid expenses and other assets	(9)	(9)
Accounts payable and other liabilities	18	73

Net cash provided by operating activities	131	179

Cash flows from investing activities:
Additions to real estate	(75)	(149)

Net cash used for investing activities	(75)	(149)

Cash flows from financing activities:
Retirement of limited partnership units	(3)	—
Distributions to limited partners	(135)	(138)

Net cash used for financing activities	(138)	(138)

Net decrease in cash and cash equivalents	(82)	(108)
Cash and cash equivalents at beginning of period	748	931

Cash and cash equivalents at end of period	$666	$823

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

March 31, 2002
(Unaudited)

Note 1. ORGANIZATION

Rancon Income Fund I, a California Limited Partnership (“the Partnership”) was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (the General Partner) and Daniel Lee Stephenson, the initial limited partner, who indirectly owns and controls the General Partner. The General Partner and its affiliates are hereinafter referred to as the Sponsor. At March 31, 2002, 13,546 units were issued and outstanding. The Partnership has no employees

In the opinion of Rancon Financial Corporation (RFC), the Sponsor and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Partnership as of March 31, 2002 and December 31, 2001, and the related statements of income, changes in partners’ equity, and cash flows for the three months ended March 31, 2002 and 2001.

Allocation of Net Income and Net Loss — Allocations of the profits and losses from operations are made pursuant to the terms of the Partnership Agreement.

Generally, net income from operations is allocated to the General Partner and the limited partners in proportion to the amounts of cash from operations distributed to the partners for each fiscal year. In no event shall the General Partner be allocated less than 1% of the net income from any period. If there are no distributions of cash from operations during such fiscal year, net income shall be allocated 90% to the limited partners and 10% to the General Partner. Net losses from operations are allocated 90% to the limited partners and 10% to the General Partner until such time as a partner’s account is reduced to zero. Additional losses will be allocated entirely to those partners with positive account balances until such balances are reduced to zero. In no event will the General Partner be allocated less than 1% of net loss for any period.

Net income other than net income from operations shall be allocated as follows: (i) first, 1% to the General Partner; (ii) second, to the partners who have a deficit balance in their capital account in proportion to and to the extent of such deficit balances, provided, that in no event shall the General Partner be allocated more than 10% of the net income other than net income from operations until the earlier of sale or disposition of substantially all of the assets or the distribution of cash (other than cash from operations) equal to the original invested capital of the General Partner and the limited partner; (iii) the balance, if any, shall be allocated (a) first, to the General Partner in an amount equal to the lesser of (1) the amount of cash from sale or financing anticipated to be distributed to the General Partner or (2) an amount sufficient to increase the General Partner’s account balance to an amount equal to such distribution from sale or financing; (b) the balance, to the limited partners. In no event shall the General Partner be allocated less than 1% of the net income other than net income from operations for any period.

Distributions — Distributions of cash from operations are generally allocated as follows: (i) first, to the limited partners until they receive a non-cumulative 6% return per annum on their unreturned capital contributions and (ii) the remainder, if any in a given year, shall be divided in the ratio of 90% to the limited partners and 10% to the General Partner.

Distributions of cash from sales or financing are generally allocated as follows: (i) first, 2% to the General Partner and 98% to the limited partners until the limited partners have received an amount equal to their capital contributions; (ii) second, 2% to the General Partner and 98% to the limited partners until the limited partners have received a cumulative non-compounded return of 6% per annum on their unreturned capital contributions (less prior distributions of cash from operations); (ii) third, to the General Partner for the amount of subordinated

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

March 31, 2002
(Unaudited)

real estate commissions payable per the Partnership Agreement; (iv) fourth, 2% to the General Partner and 98% to the limited partners until the limited partners have received an additional 4% return on their unreturned capital contributions (less prior distributions of cash from operations); (v) fifth, 2% to the General Partner and 98% to the limited partners until the limited partners who purchased their partnership units (“Units”) prior to June 1, 1988, receive an additional return (depending on the date on which they purchased the Units) on their unreturned capital of either 8%, 5% or 2% (calculated through the first anniversary date of the purchase of the Units); (vi) sixth, 98% to the General Partner and 2% to the limited partners until the General Partner has received an amount equal to 15% of all prior distributions made to the limited partners and the General Partner pursuant to subparagraph (iv) and (v), reduced by the aggregate of all prior distributions to the General Partner under subparagraph (iv) and (v); and (vii) seventh, the balance, 85% to the limited partners and 15% to the General Partner.

The terms of the Partnership agreement call for the General Partner to restore any deficits that may exist in its capital account after allocation of gains and losses from the sale of the final property owned by the Partnership, but prior to any liquidating distributions being made to the partners.

Management Agreement — Effective January 1, 1995, Glenborough Corporation (“GC”) entered into an agreement with the Partnership and other related Partnerships (collectively, the “Rancon Partnerships”) to perform or contract on the Partnership’s behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate GC’s responsibility for providing investor relation services and Preferred Partnership Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume the investor relations services. In October 2001, GC merged into Glenborough.

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

Risks and Uncertainties — The Partnership’s ability to achieve positive cash flow from operations, provide distributions from operations and continue as a going concern may be impacted by changes in property values, local and regional economic conditions, or the entry of other competitors into the market. The accompanying financial statements do not provide for adjustments with regard to these uncertainties.

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting — The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

March 31, 2002
(Unaudited)

New Accounting Pronouncements

In June 2001, the FASB approved for issuance SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2003 for the Partnership. Management does not expect this standard to have a material impact on the Partnership’s financial position or results of operations.

In August 2001, the FASB approved for issuance SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 was effective January 1, 2002 for the Partnership. This new standard does not currently have a material impact on the Partnership’s financial position and results of operations, but may in future periods.

Rental Property — Rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that depreciated cost cannot be recovered, in which case the carrying value is reduced to the estimated fair value. Estimated fair value: (i) is based upon the Partnership’s plans for the continued operation of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

Depreciation is provided using the straight-line method over useful lives ranging from five to forty years for the respective assets.

Cash and Cash Equivalents — The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days when purchased to be cash equivalents.

Fair Value of Financial Instruments — Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Cash and cash equivalents consist of demand deposits, certificates of deposit and short-term investments with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

Deferred Costs — Deferred lease commissions are amortized over the initial fixed term of the related lease agreement on a straight-line basis.

Revenues

All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. Differences between estimated and actual amounts are recognized in the subsequent year.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

March 31, 2002
(Unaudited)

The Partnership’s portfolio of leases turns over continuously, with the number and value of expiring leases varying from year to year. The Partnership’s ability to re-lease the space to existing or new tenants at rates equal to or greater than those realized historically is impacted by, among other things, the economic conditions of the market in which a property is located, the availability of competing space, and the level of improvements which may be required at the property. No assurance can be given that the rental rates that the Partnership will obtain in the future will be equal to or greater than those obtained under existing contractual commitments.

Net Income (Loss) Per Limited Partnership Unit — Net income (loss) per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the limited partners’ allocable share of the net income (loss).

Income Taxes — No provision for income taxes is included in the accompanying financial statements as the Partnership’s results of operations are passed through to the partners for inclusion in their respective income tax returns. Net income (loss) and partners’ equity for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, principally depreciation expense and the provision for impairment of investments in real estate.

Concentration Risk — Three tenants represented 59 percent of rental income for the three months ended March 31, 2002 and two tenants represented 46 percent of rental income for the three months ended March 31, 2001.

Reference to 2001 audited financial statements — These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 2001 audited financial statements on Form 10-K.

Note 3. RENTAL PROPERTY, NET

Rental property as of March 31, 2002 and December 31, 2001 is as follows:

	2002	2001

Land	$1,928,000	$1,928,000
Buildings and improvements	3,601,000	3,594,000
Tenant improvements	927,000	859,000

	6,456,000	6,381,000
Less: accumulated depreciation	(2,262,000)	(2,204,000)

Total	$4,194,000	$4,177,000

None of the Partnership’s properties are encumbered by debt as of March 31, 2002 and December 31, 2001.

Note 4. COMMITMENTS AND CONTINGENT LIABILITIES

General Uninsured Losses — The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses, which may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity. Should a property sustain damage as a result of an earthquake, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Should an uninsured loss occur, the Partnership could lose its investment in, and anticipated profits and cash flows from, a property.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

March 31, 2002
(Unaudited)

Other Matters — The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at March 31, 2002 for the May 1999 sale of Aztec Village. Upon the sale of a Partnership property, the Partnership Agreement entitles the General Partner to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded if and when it becomes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Accounting Pronouncements

During 2001, the Financial Accounting Standards Board (FASB) approved for issuance a number of new accounting standards. Management does not expect these new accounting standards to have a material impact on the Partnership’s financial position or results of operations, although they may in future periods. These new accounting standards are discussed in more detail in the notes to the accompanying financial statements.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2001 audited financial statements and the notes thereto.

On April 21, 1989, Rancon Income Fund I (“the Partnership”) was funded from the sale of 14,559 limited partnership units (“Units”) in the amount of $14,559,000. Four Units were retired in 1990. In 2001 and 2000, a total of 273 and 722 Units were repurchased. During the three months ended March 31, 2002, a total of 14 Units were repurchased. As of March 31, 2002, 13,546 Units remain outstanding.

As of March 31, 2002, the Partnership had cash of $666,000. The remainder of the Partnership’s assets consists primarily of its real estate investments, which totaled approximately $4,194,000 at March 31, 2002.

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at March 31, 2002 for the May 1999 sale of Aztec Village Shopping Center. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the Partnership’s financial statements; however, the amount will be recorded if and when it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash generated from operating its rental properties. Cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund distributions to the limited partners. Another source of funds has been the interest earned on invested cash balances.

Management believes that the Partnership’s cash balance at March 31, 2002, together with the cash from operations and sales, will be sufficient to finance the Partnership’s and the properties continued operations on both a short-term and long-term basis. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Operating Activities

During the three months ended March 31, 2002, the Partnership’s cash provided by operating activities totaled $131,000.

The $9,000 increase in prepaid expenses and other assets at March 31, 2002, compared to December 31, 2001, was primarily due to an increase in tenant rents receivable and prepayment of second quarter investor service fees.

The $18,000 increase in accounts payable and other liabilities at March 31, 2002, compared to December 31, 2001, was primarily due to an increase in accruals for property taxes and operating expenses.

Investing Activities

During the three months ended March 31, 2002, the Partnership’s cash used for investing activities totaled $75,000 for improvement of the rental properties.

Financing Activities

During the three months ended March 31, 2002, the Partnership’s cash used for financing activities totaled $138,000 which consisted of $135,000 of distributions to the Limited Partners, and $3,000 paid to redeem 14 limited partnership units (“Units”).

Results of Operations

Rental income increased $39,000, or 16%, for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, primarily due to an increase in occupancy at Bristol Medical Center.

Occupancy rates at Bristol Medical Center and Wakefield Building were 87% and 100%, respectively, at March 31, 2002, and 69% and 100%, respectively, at March 31, 2001.

Interest and other income decreased $5,000, or 63%, for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, primarily due to a lower average invested cash balance resulting from the distributions in August 2001 and February 2002, as well as the redemption of 300 units in August 2001.

Operating expenses increased $27,000, or 33%, for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, primarily due to the increase in occupancy at Bristol Medical Center.

Depreciation and amortization increased $8,000, or 15%, for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, primarily due to additions to rental properties.

General and administrative expenses decreased $2,000, or 4%, during the three months ended March 31, 2002, compared to the three months ended March 31, 2001, primarily due to a decrease in investor service expenses related to the redemption program.

Critical Accounting Policies

Revenue recognized on a straight-line basis

The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue, or if other tenants remain whom the Partnership previously believed would not.

Carrying value of rental properties

The Partnership’s rental properties, including the related land, are stated at depreciated cost unless events or circumstances indicate that depreciated cost cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value is based upon (i) the Partnership’s plans for the continued operations of each property, and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

Provision for income taxes

No provision for income taxes is included in the consolidated financial statements as the Partnership’s results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income (loss) and partners’ equity (deficit) for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, including depreciation expense, provisions for impairment of investments in real estate, capitalization of development period interest, and rental income and loss recognition.

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly.

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

RANCON INCOME FUND I, A CALIFORNIA LIMITED PARTNERSHIP

By:	RANCON INCOME PARTNERS I, L.P. General Partner

Date: May 14, 2002	By:	/s/ Daniel L. Stephenson

Daniel L. Stephenson Director, President, Chief Executive Officer and Chief Financial Officer of Rancon Financial Corporation, General Partner of Rancon Income Partners I, L.P.