Form 10-Q
period 2002-06-30
RANCON INCOME FUND I
filed 2002-08-14
CIK 791996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

(650) 343-9300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No  [   ]

Total number of units outstanding as of August 14, 2002: 13,415

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Balance Sheets
(in thousands, except units outstanding)
(Unaudited)

	June 30,	December 31,
	2002	2001

Assets
Investments in real estate:
Rental properties, gross	$6,495	$6,381
Accumulated depreciation	(2,323)	(2,204)

Rental properties, net	4,172	4,177
Cash and cash equivalents	701	748
Deferred costs, net of accumulated amortization of $83 and $70 at June 30, 2002 and December 31, 2001, respectively	60	59
Prepaid expenses and other assets	28	14

Total assets	$4,961	$4,998

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued expenses	$25	$43
Security deposits	79	78

Total liabilities	104	121

Commitments and contingent liabilities (Note 4)
Partners’ Equity:
General Partner	(187)	(189)
Limited Partners, 13,415 and 13,560 limited partnership units outstanding at June 30, 2002 and December 31, 2001, respectively	5,044	5,066

Total partners’ equity	4,857	4,877

Total liabilities and partners’ equity	$4,961	$4,998

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Statements of Operations
(in thousands, except per unit amounts and units outstanding)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues
Rental income	$302	$240	$580	$479
Interest and other income	2	7	5	15

Total revenues	304	247	585	494

Expenses
Operating	99	90	209	173
Depreciation and amortization	69	53	132	108
General and administrative	46	56	93	105

Total expenses	214	199	434	386

Net income	$90	$48	$151	$108

Net income per limited partnership unit	$6.61	$3.47	$11.04	$7.74

Distributions per limited partnership unit:
From net income	$—	$—	$10.01	$7.74
Representing return of capital	—	—	—	2.24

Total distributions per limited partnership unit	$—	$—	$10.01	$9.98

Weighted average number of limited partnership units outstanding during each period used to compute net income and distributions per limited partnership unit	13,435	13,833	13,491	13,833

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Statement of Partners’ Equity
For the six months ended June 30, 2002
(in thousands)
(Unaudited)

	General	Limited
	Partners	Partners	Total

Balance at December 31, 2001	$(189)	$5,066	$4,877
Retirement of Limited Partnership Units	—	(36)	(36)
Net income	2	149	151
Distributions	—	(135)	(135)

Balance at June 30, 2002	$(187)	$5,044	$4,857

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income	$151	$108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132	108
Changes in certain assets and liabilities:
Deferred financing costs and other fees	(14)	(14)
Prepaid expenses and other assets	(14)	(2)
Accounts payable and other liabilities	(17)	—

Net cash provided by operating activities	238	200

Cash flows from investing activities: additions to real estate	(114)	(154)

Cash flows from financing activities:
Retirement of limited partnership units	(36)	—
Distributions to limited partners	(135)	(138)

Net cash used for financing activities	(171)	(138)

Net decrease in cash and cash equivalents	(47)	(92)
Cash and cash equivalents at beginning of period	748	931

Cash and cash equivalents at end of period	$701	$839

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

June 30, 2002
(Unaudited)

Note 1. THE PARTNERSHIP

Rancon Income Fund I (“the Partnership”) was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (the General Partner) and Daniel Lee Stephenson, the initial limited partner, who indirectly owns and controls the General Partner. The General Partner and its affiliates are hereinafter referred to as the Sponsor. At June 30, 2002, 13,415 units were issued and outstanding.

In the opinion of Rancon Financial Corporation (RFC), the Sponsor and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Partnership as of June 30, 2002 and December 31, 2001, and the related statements of operations, partners’ equity, and cash flows for the six months ended June 30, 2002 and 2001.

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

June 30, 2002
(Unaudited)

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

June 30, 2002
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

In May 2002, the FASB approved for issuance SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 has been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS No. 145 will be effective January 1, 2003 for the Partnership. Management is currently assessing the impact of this new standard on the Partnership’s consolidated financial position and results of operations.

In June 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002.

Rental Properties — Rental properties, including the related land, are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to the estimated fair value. Estimated fair value: (i) is based upon the Partnership’s plans for the continued operation of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

June 30, 2002
(Unaudited)

Depreciation is provided using the straight-line method over useful lives from five to forty years for the respective assets.

Cash and Cash Equivalents — The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days to be cash equivalents.

Fair Value of Financial Instruments — For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, recorded amounts approximate fair value due to the relatively short maturity period.

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

Sales of Real Estate — The Partnership recognizes sales of real estate when a contract is in place, a closing has taken place, the buyer’s investment is adequate to demonstrate a commitment to pay for the property and the Partnership does not have a substantial continuing involvement in the property. Each property is considered a separately identifiable component of the Partnership and is reported in discontinued operations when the operations and cash flows of the Property have been (or will be) eliminated from the ongoing operations of the Partnership as a result of the disposal transaction and the Property will not have any significant continuing involvement in the operations of the Partnership after the disposal transaction.

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

Concentration Risk — Three tenants represented 58 percent of rental income for the six months ended June 30, 2002. Two tenants represented 42 percent of rental income for the six months ended June 30, 2001.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

June 30, 2002
(Unaudited)

Reference to 2001 audited financial statements — These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 2001 audited financial statements on Form 10-K.

Note 3. RENTAL PROPERTIES, NET

Rental properties as of June 30, 2002 and December 31, 2001 was as follows:

	2002	2001

Land	$1,928,000	$1,928,000
Buildings and improvements	3,635,000	3,594,000
Tenant improvements	932,000	859,000

	6,495,000	6,381,000
Less: accumulated depreciation	(2,323,000)	(2,204,000)

Total	$4,172,000	$4,177,000

None of the Partnership’s properties were encumbered by debt as of June 30, 2002 and December 31, 2001.

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

Other matters — The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at June 30, 2002 for the May 1999 sale of Aztec. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the accompanying unaudited financial statements; however, the amount will be recorded if and when it becomes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On April 21, 1989, Rancon Income Fund I (“the Partnership”) was funded from the sale of 14,559 limited partnership units (“Units”) in the amount of $14,559,000. Four Units were retired in 1990. In 2001 and 2000, a total of 273 and 722 Units were repurchased. During the six months ended June 30, 2002, a total of 145 Units were repurchased. As of June 30, 2002, 13,415 Units remain outstanding.

As of June 30, 2002, the Partnership had cash of $701,000. The remainder of the Partnership’s assets consists primarily of its real estate investments, which totaled approximately $4,172,000 at June 30, 2002.

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at June 30, 2002 for the May 1999 sale of Aztec Village Shopping Center. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the Partnership’s financial statements; however, the amount will be recorded if and when it becomes payable.

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

Management believes that the Partnership’s cash balance at June 30, 2002, together with the cash from operations and sales, will be sufficient to finance the Partnership’s and the properties continued operations on both a short-term and long-term basis. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Operating Activities

During the six months ended June 30, 2002, the Partnership’s cash provided by operating activities totaled $238,000.

The $14,000 increase in deferred costs at June 30, 2002, compared to December 31, 2001,was primarily due to lease commissions paid for new and renewal leases.

The $14,000 increase in prepaid expenses and other assets at June 30, 2002, compared to December 31, 2001, was primarily due to an increase in tenant rents receivable and prepayment of third quarter investor service fees.

The $17,000 decrease in accounts payable and other liabilities at June 30, 2002, compared to December 31, 2001, was primarily due to payments of accrued property operating expenses and tax preparation fees.

Investing Activities

During the six months ended June 30, 2002, the Partnership’s cash used for investing activities totaled $114,000 for improvement of the rental properties.

Financing Activities

During the six months ended June 30, 2002, the Partnership’s cash used for financing activities totaled $171,000 which consisted of $135,000 of distributions to the Limited Partners, and $36,000 paid to redeem 145 limited partnership units (“Units”).

Revenues

Rental income increased $62,000, or 26%, and $101,000, or 21%, for the three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001, respectively, primarily due to an increase in occupancy at Bristol Medical Center.

Occupancy rates at the Partnership’s rental properties as of June 30, 2002 and 2001 were as follows:

	June 30,

	2002	2001

Bristol Medical Center	86%	79%
Wakefield Building	100%	100%

The 7% increase in occupancy from June 30, 2001 to June 30, 2002 at Bristol Medical Center was primarily due to leasing 2,000 square feet of previously vacant space to two new tenants, as well as a 3,300 square foot expansion for an existing tenant. This increase was slightly offset by a decrease of 1,700 square feet due to an existing tenant moving out upon their lease expiration.

Interest and other income decreased $5,000, or 71%, and $10,000, or 67%, for the three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001, respectively, primarily due to a lower average invested cash balance resulting from the distributions in August 2001 and February 2002.

Expenses

Operating expenses increased $9,000, or 10%, and $36,000, or 21%, for the three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001, respectively, primarily due to an increase in occupancy at Bristol Medical Center.

Depreciation and amortization expense increased $16,000, or 30%, and $24,000, or 22%, for the three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001, respectively, primarily due to additions to rental properties.

General and administrative expenses decreased $10,000, or 18%, and $12,000, or 11%, for the three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001, respectively, primarily due to a decrease in legal fees and investor service expenses.

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

On July 25, 2002, the Partnership filed a report on Form 8-K regarding changes in registrant’s certifying accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON INCOME FUND I, a California limited partnership

By	Rancon Income Partners I, L.P. its General Partner

Date: August 14, 2002	By:	/s/ DANIEL L. STEPHENSON
Daniel L. Stephenson
Director, President, Chief Executive
Officer and Chief Financial Officer of
Rancon Financial Corporation, General
Partner of Rancon Income Partners I, L.P.