Form 10-Q
period 2002-09-30
RANCON INCOME FUND I
filed 2002-11-08
CIK 791996

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes [X]  No [   ]

Total number of units outstanding as of November 8, 2002: 13,307

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Balance Sheets
(in thousands, except unit amounts)
(Unaudited)

	September 30,	December 31,
	2002	2001

Assets
Real estate investments:
Rental properties, gross	$6,508	$6,381
Accumulated depreciation	(2,386)	(2,204)

Rental properties, net	4,122	4,177
Cash and cash equivalents	654	748
Deferred costs, net of accumulated amortization of $91 and $70 at September 30, 2002 and December 31, 2001, respectively	53	59
Prepaid expenses and other assets	36	14

Total assets	$4,865	$4,998

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued expenses	$51	$43
Security deposits	79	78

Total liabilities	130	121

Commitments and contingent liabilities (Note 4)
Partners’ Equity:
General partner	(187)	(189)
Limited partners, 13,406 and 13,560 limited partnership units outstanding at September 30, 2002 and December 31, 2001, respectively	4,922	5,066

Total partners’ equity	4,735	4,877

Total liabilities and partners’ equity	$4,865	$4,998

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Statements of Operations
(in thousands, except per unit amounts and units outstanding)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Rental income	$268	$243	$848	$722
Interest and other income	3	6	8	21

Total revenues	271	249	856	743

Expenses
Operating	137	118	346	291
Depreciation and amortization	71	53	203	161
General and administrative	47	50	140	155

Total expenses	255	221	689	607

Net income	$16	$28	$167	$136

Net income per limited partnership unit	$1.21	$2.05	$12.25	$9.79

Distributions per limited partnership unit:
From net income	$2.24	$2.05	$12.25	$9.79
Representing return of capital	7.88	8.04	7.88	10.31

Total distributions per limited partnership unit	$10.12	$10.09	$20.13	$20.10

Weighted average number of limited partnership units outstanding during each period used to compute net income per limited partnership unit	13,412	13,684	13,464	13,783

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Statement of Partners’ Equity
For the nine months ended September 30, 2002
(in thousands)
(Unaudited)

	General	Limited
	Partners	Partners	Total

Balance at December 31, 2001	$(189)	$5,066	$4,877
Retirement of limited partnership units	—	(38)	(38)
Net income	2	165	167
Distributions	—	(271)	(271)

Balance at September 30, 2002	$(187)	$4,922	$4,735

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income	$167	$136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203	161
Changes in certain assets and liabilities:
Deferred costs	(15)	(29)
Prepaid expenses and other assets	(22)	(13)
Accounts payable and other liabilities	9	52

Net cash provided by operating activities	342	307

Cash flows from investing activities:
Additions to real estate	(127)	(173)

Net cash used for investing activities	(127)	(173)

Cash flows from financing activities:
Distributions to partners	(271)	(277)
Retirement of limited partnership units	(38)	(63)

Net cash used for financing activities	(309)	(340)

Net decrease in cash and cash equivalents	(94)	(206)
Cash and cash equivalents at beginning of period	748	931

Cash and cash equivalents at end of period	$654	$725

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

September 30, 2002
(Unaudited)

Note 1. THE PARTNERSHIP

Rancon Income Fund I (“the Partnership”) was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income-producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (the General Partner) and Daniel Lee Stephenson, the initial limited partner, who indirectly owns and controls the General Partner. The General Partner and its affiliates are hereinafter referred to as the Sponsor. At September 30, 2002, 13,406 units were issued and outstanding.

In the opinion of Rancon Financial Corporation (RFC), the Sponsor and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Partnership as of September 30, 2002 and December 31, 2001, and the related statements of operations, partners’ equity, and cash flows for the nine months ended September 30, 2002 and 2001.

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

September 30, 2002
(Unaudited)

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

September 30, 2002
(Unaudited)

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

September 30, 2002
(Unaudited)

Deferred Costs — Deferred lease commissions are amortized over the initial fixed term of the related lease agreement on a straight-line basis.

Revenues

The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue, or if other tenants pay rent whom the Partnership previously estimated would not.

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

Concentration Risk — Three tenants represented 60 percent of rental income for the nine months ended September 30, 2002. Two tenants represented 45 percent of rental income for the nine months ended September 30, 2001.

Reference to 2001 audited financial statements — These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 2001 audited financial statements on Form 10-K.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

September 30, 2002
(Unaudited)

Note 3. RENTAL PROPERTY, NET

Rental properties as of September 30, 2002 and December 31, 2001 are as follows:

	2002	2001

Land	$1,928,000	$1,928,000
Buildings and improvements	3,648,000	3,594,000
Tenant improvements	932,000	859,000

	6,508,000	6,381,000
Less: accumulated depreciation	(2,386,000)	(2,204,000)

Total	$4,122,000	$4,177,000

None of the Partnership’s properties are encumbered by debt as of September 30, 2002 and December 31, 2001.

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

Other matters — The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at September 30, 2002 for the May 1999 sale of Aztec. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the accompanying unaudited financial statements; however, the amount will be recorded if and when it becomes payable.

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

On April 21, 1989, Rancon Income Fund I (“the Partnership”) was funded from the sale of 14,559 limited partnership units (“Units”) in the amount of $14,559,000. Four Units were retired in 1990. In 2001 and 2000, a total of 273 and 722 Units were repurchased. During the nine months ended September 30, 2002, a total of 154 Units were repurchased. As of September 30, 2002, 13,406 Units remain outstanding.

As of September 30, 2002, the Partnership had cash of $654,000. The remainder of the Partnership’s assets consists primarily of its real estate investments, which totaled approximately $4,122,000 at September 30, 2002.

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at September 30, 2002 for the May 1999 sale of Aztec Village Shopping Center. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the Partnership’s financial statements; however, the amount will be recorded if and when it becomes payable.

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

Management believes that the Partnership’s cash balance at September 30, 2002, together with the cash from operations and sales, will be sufficient to finance the Partnership’s and the properties continued operations on both a short-term and long-term basis. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Operating Activities

During the nine months ended September 30, 2002, the Partnership’s cash provided by operating activities totaled $342,000.

The $15,000 increase in deferred costs at September 30, 2002, compared to December 31, 2001, was primarily due to lease commissions paid for new and renewal leases.

The $22,000 increase in prepaid expenses and other assets at September 30, 2002, compared to December 31, 2001, was primarily due to an increase in tenant rents receivable and the prepayment of an earthquake insurance premium.

The $9,000 increase in accounts payable and other liabilities at September 30, 2002, compared to December 31, 2001, was primarily due to an increase in accruals for property taxes and audit fees.

Investing Activities

During the nine months ended September 30, 2002, the Partnership’s cash used for investing activities totaled $127,000 for improvement of the rental properties.

Financing Activities

During the nine months ended September 30, 2002, the Partnership’s cash used for financing activities totaled $309,000, which consisted of $271,000 of distributions to the limited partners, and $38,000 paid to redeem 154 limited partnership units (“Units”).

RESULTS OF OPERATIONS

Revenues

Rental income increased $25,000, or 10%, and $126,000, or 17%, for the three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001, respectively, primarily due to an approximately 20% increase in occupancy at Bristol Medical Center in May 2001.

Occupancy rates at the Partnership’s rental properties were as follows:

	September 30,

	2002	2001

Bristol Medical Center	86%	79%
Wakefield Building	100%	100%

Total weighted average occupancy	93%	87%

The 7% increase in occupancy from September 30, 2001 to September 30, 2002 at Bristol Medical Center was primarily due to leasing 2,000 square feet of previously vacant space to two new tenants, as well as a 3,300 square foot expansion for an existing tenant. This increase was slightly offset by a decrease of 1,700 square feet due to an existing tenant moving out upon their lease expiration.

Interest and other income decreased $3,000, or 50%, and $13,000, or 62%, for the three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001, respectively, primarily due to a lower average invested cash balance resulting from the Partnership distributions in February and August 2002, as well as decreases in interest rates.

Expenses

Operating expenses increased $19,000, or 16%, and $55,000, or 19%, for the three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001, respectively, primarily due to the increase in occupancy at Bristol Medical Center.

Depreciation and amortization expense increased $18,000, or 34%, and $42,000, or 26%, for the three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001, respectively, primarily due to additions to rental properties.

General and administrative expenses decreased $3,000, or 6%, and $15,000, or 10%, for the three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001, respectively, primarily due to a decrease in legal fees and investor relation service expenses.

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

Item 3. Qualitative and Quantitative Information About Market Risk

As of September 30, 2002, the Partnership had cash equivalents of $550,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

Item 4. Controls and procedures

(a)  Evaluation of disclosure controls and procedures. The Partnership’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Partnership’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, the Partnership’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Partnership and its consolidated subsidiaries would be made known to him by others within those entities.

(b)  Changes in internal controls. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

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

RANCON INCOME FUND I, a California limited partnership

By	Rancon Income Partners I, L.P. its General Partner

Date: November 8, 2002	By:	/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson Director, President, Chief Executive Officer and Chief Financial Officer of Rancon Financial Corporation, General Partner of Rancon Income Partners I, L.P.

I, DANIEL L. STEPHENSON, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RANCON INCOME FUND I;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ DANIEL L. STEPHENSON
Daniel L. Stephenson

Director, President, Chief Executive Officer
and Chief Financial Officer of
Rancon Financial Corporation,
General Partner of Rancon Income Partners I, L.P.