Form 10-K
period 2002-12-31
RANCON INCOME FUND I
filed 2003-03-28
CIK 791996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2002

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
San Mateo, California
(Zip Code)
(Address of principal executive offices)

Partnership’s telephone number, including area code (650) 343-9300
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Part I

Item 1. Business

Rancon Income Fund I, a California Limited Partnership, (“the Partnership”) was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The General Partner of the Partnership is Rancon Income Partners I (“General Partner”). The Partnership was organized in 1986 and completed its public offering of partnership units (“Units”) in April 1989. As of December 31, 2002 and 2001, there were 13,279 and 13,560 Units outstanding, respectively. The Partnership has no employees.

At December 31, 2002, the Partnership owned two properties, which are more fully described in Item 2.

Competition Within the Market

Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and additional tenant improvements commensurate with local market conditions. Such competition may lead to rent concessions that could adversely affect the Partnership’s cash flow. Although management believes the Partnership’s properties are competitive with comparable properties as to those factors within the Partnership’s control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated at acquisition, or may need to sell earlier than anticipated, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Working Capital

The Partnership’s practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies. The Partnership knows of no statistical information which allows comparison of its cash reserves to those of its competitors.

Item 2. Properties

The Partnership currently owns the properties listed below:

Encumbrances at
Name	Location	Type	Size	December 31, 2002

Wakefield Industrial Center	Temecula, California	Light Industrial	44,200 sq. ft.	None
Bristol Medical Center	Santa Ana, California	Office	52,311 sq. ft.	None

Wakefield Industrial Center

In April 1987, the Partnership acquired the Wakefield facility, at a cost of approximately $1,899,000 plus acquisition fees of $87,000. Wakefield consists of two buildings on approximately 3.99 acres of land. The property is located in Temecula, California, on the west side of Jefferson Avenue, approximately 500 feet west of the Interstate 15 highway in an area that is zoned for “medium manufacturing”.

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

According to research conducted by the Partnership’s leasing director, the market has approximately 10 million square feet of existing industrial space, with an overall vacancy rate of 7.5%. The area offers a wide range of high quality, attractive industrial projects ranging from multi-tenant incubator space to large, single-user distribution facilities located in master-planned business parks. There is approximately 600,000 square feet of multi-tenant and free standing industrial space that competes directly with Wakefield Industrial Center. Wakefield is one of the original industrial buildings in the area. The asking rent for industrial space in this area ranges between $4.32 and $4.80 per square foot triple net (tenant pays all operating expenses, including taxes, insurance, and capital) with newer properties at the high end.

The neighborhood surrounding Wakefield has grown over the years and now has added many retail uses which benefit from the high traffic count on Jefferson Avenue which is right in front of Wakefield. A new retail shopping center is now located directly adjacent to Wakefield. This high-visibility location creates an opportunity for Wakefield for the conversion in the future to a retail/showroom use.

The occupancy level for each of the five years ended December 31, 2002, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot, were as follows:

	Occupancy Level	Average Annual Effective
	Percentage	Rent Per Square Foot

2002	100%	$4.77
2001	100%	$4.61
2000	100%	$4.49
1999	100%	$4.40
1998	100%	$4.31

Annual effective rent is calculated by dividing the aggregate of annualized current monthly rental income for each tenant by the total square feet occupied at the property.

One tenant occupies 100% of the net rentable square footage of the two buildings. The principal terms of the lease and the nature of the tenant’s business are as follows:

Wakefield Engineering, Inc.

Nature of Business:	Manufacturer
Lease Term:	10 years
Expiration Date:	November 30, 2004
Square Feet:	44,200
(% of rentable total):	100%
Annual Rent:	$211,000
Rent Increase:	Annual - CPI
Renewal Options:	Two 5-year options

Bristol Medical Center

In October 1987, the Partnership entered into an agreement with Rancon Financial Corporation (“RFC”) to acquire Bristol Medical Center for a purchase price of $5,105,000, plus all costs incurred by RFC in ownership and management of the property from December 1986. The purchase price was paid in installments through May 1988, for a total cost of $5,370,000. Bristol Medical Center is located in Santa Ana, California, on the west side of Bristol Street, approximately 1.5 miles from a major east-west freeway and approximately 2 miles from a major north-south freeway. The John Wayne Orange County airport is located 2.5 miles northwest of the property.

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

According to research conducted by the Partnership’s leasing director, the direct market area consists of five medical buildings totaling approximately 190,000 rentable square feet, all of which are older Class “B” Buildings. The sub-market, consisting of smaller dental/medical offices and retail sites, is being condemned or purchased section by section by the City of Santa Ana to widen North Bristol Street. The renovation project has enhanced the area considerably. Currently, total vacancy in this market is approximately 12%. The annual rental rates for the class “B” medical buildings range from $15.00 per square foot to $17.40 per square foot on a modified gross basis (tenant pays interior janitorial costs).

The occupancy level for each of the five years ended December 31, 2002, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot, were as follows:

	Occupancy Level	Average Annual Effective
	Percentage	Rent Per Square Foot

2002	86%	$19.17
2001	81%	$18.84
2000	69%	$18.46
1999	65%	$18.00
1998	60%	$18.40

Annual effective rent is calculated by dividing the aggregate of annualized current monthly rental income for each tenant by the total square feet occupied at the property.

The current annual rental rates for this property range from $18 to $29 per square foot.

The current annual rental rates at Bristol Medical Center are higher than the market average as the leases in effect are older and were signed at a time when market rates were higher. Consequently, as tenants leases expire, rental rates may decline. Bristol Medical Center benefits from its high-visibility location on heavily traveled Bristol Street, a main thoroughfare which runs from downtown Santa Ana to South Coast Plaza in Costa Mesa. There is excellent public transportation with a bus stop directly in front of the property and ample parking for medical tenants. The occupancy at Bristol Medical Center increased 5% from 81% at December 31, 2001 to 86% at December 31, 2002 primarily due to expansion of an existing tenant and one new tenant.

There are two tenants that occupy more than ten percent of the net rentable square footage of the Bristol Medical Center. The principal terms of the leases and the nature of the tenants’ businesses are as follows:

St. Jude
Heritage Health

Nature of Business:	Medical clinic
Lease Term:	5 years
Expiration Date:	August 31, 2003
Square Feet:	11,283
(% of rentable total):	22%
Annual Rent:	$221,000
Rent Increase:	Annual - CPI
Renewal Options:	None

Bristol Medical Clinic

Nature of Business:	Medical clinic
Lease Term:	7 years
Expiration Date:	December 31, 2007
Square Feet:	13,674
(% of rentable total):	27%
Annual Rent:	$257,000
Rent Increase:	3% annually
Renewal Options:	None

St. Jude Heritage Health vacated the premises in September 2002, and is continuing to pay their rent monthly. Management, along with independent leasing brokers, will aggressively market the space prior to their lease expiration.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Partnership’s Common Equity and Related Stockholder Matters

Market Information

There is no established trading market for the Units.

Holders

As of December 31, 2002, a total of 1,106 persons (Limited Partners) held Units.

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

The following distributions of Cash From Operations were made by the Partnership during the three most recent fiscal years:

		Amount	Amount
Date of	Amount Distributed	Distributed	Distributed to
Distribution	to Limited Partners	Per Unit	General Partner

08/29/02	$135,600	$10.10	—
02/26/02	$135,600	$10.00	––
08/29/01	$138,330	$10.00	—
02/26/01	$138,330	$10.00	––
08/29/00	$145,550	$10.00	—
02/25/00	$145,550	$10.00	—

Of the total distributions noted above, $4.76, $7.18, and $8.06 per unit represented a return of capital for the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

Item 6. Selected Financial Data

The following is selected financial data for each of the five years in the period ended December 31, 2002 (in thousands, except per Unit data):

	2002	2001	2000	1999	1998

Rental income	$1,136	$968	$859	$868	$1,022
Provision for impairment of investments in real estate	$––	$––	$––	$––	$451
Net income (loss)	$208	$178	$173	$391	$(279)
Net income (loss) allocable to limited partners	$206	$176	$171	$387	$(276)
Net income (loss) per limited partnership unit	$15.34	$12.82	$11.94	$26.59	$(18.96)
Total assets	$4,871	$4,998	$5,149	$5,488	$6,012
Cash distributions per limited partnership unit	$20.10	$20.00	$20.00	$61.90	$3.80

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Partnership’s financial statements and notes thereto in Item 15 of Part IV:

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has approved for issuance a number of new accounting standards. Management does not expect these new accounting standards to have a material impact on the Partnership’s financial position or results of operations, although they may in future periods. These new accounting standards are as follows:

In June 2001, the FASB approved for issuance SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS 143 will be effective January 1, 2003 for the Partnership. Management does not expect this standard to have a material impact on the Partnership’s consolidated financial position or results of operations.

In May 2002, the FASB approved for issuance SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 has been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS 145 will be effective January 1, 2003 for the Partnership. Management does not expect this standard to have a material impact on the Partnership’s consolidated financial position and results of operations.

In June 2002, the FASB approved for issuance SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. Management does not expect this standard to have a material impact on the Partnership’s consolidated financial position and results of operations.

In November 2002, the FASB approved for issuance FASB Interpretation 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The Partnership does not provide for any guarantees, therefore, the pronouncement is not expected to have any impact on the Partnership’s financial position or results of operations.

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. The disclosures provided reflect management’s understanding and analysis of FIN 46 based upon information currently available. The evaluation of the Partnership’s various arrangements is ongoing and is subject to change in the event additional interpretive guidance is provided by the Financial Accounting Standards Board or others.

LIQUIDITY AND CAPITAL RESOURCES

On April 21, 1989, the Partnership was funded from the sale of 14,559 limited partnership units (“Units”) in the amount of $14,559,000. Four Units were retired in 1990. In 2002, 2001 and 2000, a total of 281, 273 and 722 Units were repurchased. As of December 31, 2002, 13,279 Units remain outstanding.

As of December 31, 2002, the Partnership had cash of $712,000. The remainder of the Partnership’s assets consists primarily of its real estate investments, which totaled approximately $4,072,000 at December 31, 2002.

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at December 31, 2002 for the May 1999 sale of Aztec Village Shopping Center. Upon the sale of a Partnership property, the Partnership Agreement entitles the General Partner to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the Partnership’s financial statements; however, the amount will be recorded if and when it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash generated from operating the rental properties. Cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund distributions to the limited partners. Another source of funds has been the interest earned on invested cash balances.

Management believes that the Partnership’s cash balance as of December 31, 2002, together with the cash from operations and sales of properties, will be sufficient to finance the Partnership’s and the properties continued operations on both a short-term and long-term basis. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Operating Activities

During the year ended December 31, 2002, the Partnership’s cash provided by operating activities totaled $450,000.

The $5,000 decrease in deferred costs at December 31, 2002, compared to December 31, 2001, was due to $24,000 lease commissions paid for new and renewal leases, offset by $29,000 of amortization expense.

The $19,000 increase in prepaid expenses and other assets at December 31, 2002, compared to December 31, 2001, was primarily due to an increase in tenant rents receivable related to the recovery of property tax expense.

The $10,000 increase in accounts payable and other liabilities at December 31, 2002, compared to December 31, 2001, was primarily due to accruals for audit and tax preparation fees and building operating expenses.

Investing Activities

During the year ended December 31, 2002, the Partnership’s cash used for investing activities totaled $141,000 for improvement of the rental properties.

Financing Activities

During the year ended December 31, 2002, the Partnership’s cash used for financing activities totaled $345,000 which consisted of $271,000 of distributions to the Limited Partners, and $74,000 paid to redeem 281 limited partnership units (“Units”).

RESULTS OF OPERATIONS

2002 versus 2001

Rental income increased $168,000, or 17%, for the year ended December 31, 2002, compared to the year ended December 31, 2001, primarily due to an approximately 20% increase in occupancy at Bristol Medical Center in May 2001.

Occupancy rates at the Partnership’s rental properties were as follows:

	December 31,

	2002	2001

Bristol Medical Center	86%	81%
Wakefield Building	100%	100%

Total weighted average occupancy	93%	88%

The 5% increase in occupancy from December 31, 2001 to December 31, 2002 at Bristol Medical Center was primarily due to the leasing of 1,000 square feet of previously vacant space to a new tenant, as well as a 3,300 square foot expansion for an existing tenant, slightly offset by a decrease of 1,700 square feet due to an existing tenant moving out upon the expiration of their lease.

Interest and other income decreased $15,000 for the year ended December 31, 2002, compared to the year ended December 31, 2001, primarily due to lower interest rates.

Operating expenses increased $85,000, or 22%, for the year ended December 31, 2002, compared to the year ended December 31, 2001, primarily due to an increase in occupancy at Bristol Medical Center and increase in utility cost.

Depreciation and amortization expense increased $53,000, or 24%, for the year ended December 31, 2002, compared to December 31, 2001, primarily due to additions to rental properties.

General and administrative expenses decreased $15,000, or 7%, during the year ended December 31, 2002, compared to the year ended December 31, 2001, primarily due to a decrease in legal costs.

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

CRITICAL ACCOUNTING POLICIES

Revenue recognized on a straight-line basis
The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue.

Carrying value of rental properties
The Partnership’s rental properties, including the related land, are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value is based upon (i) the Partnership’s plans for the continued operations of each property, and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

Item 7A. Qualitative and Quantitative Information About Market Risk

As of December 31, 2002, the Partnership had cash equivalents of $550,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. The Partnership does not own any derivative instruments. Declines in interest rates over time would reduce Partnership interest income.

Item 8. Financial Statements and Supplementary Data

For information with respect to Item 8, see Financial Statements and Schedule as listed in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 18, 2002, the General Partner of Rancon Income Fund I, a California Limited Partnership (“the Partnership”), engaged KPMG LLP (“KPMG”) to serve as the Partnership’s independent public accountants for the fiscal year ending December 31, 2002, to replace Arthur Andersen LLP (“Arthur Andersen”), the Partnership’s former independent public accountants.

Arthur Andersen’s reports on the Partnership’s financial statements for each of the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Arthur Andersen’s report on the Partnership’s financial statements for the fiscal year ended December 31, 2001 was issued on an unqualified basis in conjunction with the publication of the Partnership’s Annual Report on Form 10-K.

During the fiscal years ended December 31, 2001 and 2000 and through July 18, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Partnership’s financial statements for such fiscal years; and there were no reportable events as defined in Item 304(a) (1) (v) of Regulation S-K.

Pursuant to Item 304 (a) (3) of Regulation S-K, the Partnership is required to provide Arthur Andersen with a copy of the foregoing disclosures and to file as an exhibit a letter from Arthur Andersen stating whether it agrees with the statements made in this Item. the Partnership provided Arthur Andersen with a copy of the foregoing disclosures. Arthur Andersen advised the Partnership that it has ceased furnishing such letters. Item 304T (b) (2) of Regulation S-K provides that if an issuer cannot obtain such a letter after reasonable efforts, compliance with Item 304 (a) (3) is not required. After reasonable efforts, the Partnership was not able to obtain such a letter; accordingly, no such letter has been filed herewith.

During the fiscal years ended December 31, 2001 and 2000 and through July 18, 2002, the Partnership did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements, or any other matter that was the subject of a disagreement or a reportable event as set forth in Items 304(a) (2) (i) and (ii) of Regulation S-K.

Part III

Item 10. Directors and Executive Officers of the Partnership

Rancon Income Partners I, L.P. is the General Partner of the Partnership. Daniel Lee Stephenson and Rancon Financial Corporation (“RFC”) are the General Partners of Rancon Income Partners I, L.P. The executive officer and director of RFC is Daniel L. Stephenson who is Director, President, Chief Executive Officer and Chief Financial Officer.

Mr. Stephenson, age 59, founded RFC in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.

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

Changes in Control

The Limited Partners have no right, power or authority to act for or bind the Partnership. However, the Limited Partners have the power to vote upon the following matters affecting the basic structure of the Partnership, each of which shall require the approval of Limited Partners holding a majority of the outstanding Units: (i) amendment of the Partnership Agreement; (ii) termination and dissolution of the Partnership; (iii) sale, exchange or pledge of all or substantially all of the assets of the Partnership; (iv) removal of the General Partner or any successor General Partner; (v) election of a new General Partner; (vi) the approval or disapproval of the terms of purchase of the General Partner’s interest; and (vii) the modification of the terms of any agreement between the Partnership and the General Partner or an affiliate.

Item 13. Certain Relationships and Related Transactions

For the year ended December 31, 2002, the Partnership did not incur any costs reimbursable to RFC or any affiliate of the Partnership.

Item 14. Controls and procedures

(a)  Evaluation of disclosure controls and procedures. The General Partner’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Partnership’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, has concluded that as of the Evaluation Date, the Partnership’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Partnership and its consolidated subsidiaries would be made known to him by others within those entities.

(b)  Changes in internal controls. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

Part IV

Item 15 Exhibits, Financial Statements, Schedule and Reports on Form 8-K

     (a)   The following documents are filed as part of this report

(1)	Financial Statements:

Independent Auditors’ Report

Report of Former Independent Public Accountants

Balance Sheets as of December 31, 2002 and 2001

Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

Statements of Partners’ Equity for the Years Ended December 31, 2002, 2001 and 2000

Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Financial Statements

(2)	Financial Statement Schedule:

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2002 and Notes thereto

               All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

None

     (b)   Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON INCOME FUND I, a California Limited Partnership (Partnership)

		By:	RANCON INCOME PARTNERS I, L.P. General Partner

Date:	March 28, 2003	By:	/s/ Daniel L. Stephenson

Daniel L. Stephenson, Director, President, Chief Executive Officer and Chief Financial Officer of Rancon Financial Corporation, General Partner of Rancon Income Partners I, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

		By:	RANCON INCOME PARTNERS I, L.P. General Partner

Date:	March 28, 2003	By:	/s/ Daniel L. Stephenson

Daniel L. Stephenson, Director, President, Chief Executive Officer and Chief Financial Officer of Rancon Financial Corporation, General Partner of Rancon Income Partners I, L.P.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS
AND SCHEDULE

Page

Independent Auditors’ Report	14
Report of Former Independent Public Accountants	15
Balance Sheets as of December 31, 2002 and 2001	16
Statements of Operations for the years ended December 31, 2002, 2001 and 2000	17
Statements of Partners’ Equity for the years ended December 31, 2002, 2001 and 2000	18
Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	19
Notes to Financial Statements	20-26
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2002 and Notes thereto	27-28

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Independent Auditors’ Report

The General Partner
RANCON INCOME FUND I, A California Limited Partnership:

We have audited the accompanying balance sheet of RANCON INCOME FUND I, A California Limited Partnership, as of December 31, 2002, and the related statements of operations, partners’ equity, and cash flows for the year then ended. In connection with our audit of the 2002 financial statements, we have also audited the related 2002 financial statement schedule listed in the accompanying index to the financial statements and schedule. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these 2002 financial statements and financial statement schedule based on our audit. The 2001 and 2000 financial statements and financial statement schedule of RANCON INCOME FUND I, A California Limited Partnership, as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated February 1, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of RANCON INCOME FUND I, A California Limited Partnership, as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2002 financial statement schedule when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP KPMG LLP

San Francisco, California
February 7, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
RANCON INCOME FUND I:

We have audited the accompanying balance sheets of RANCON INCOME FUND I, A CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 2001 and 2000, and the related statements of operations, partners’ equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RANCON INCOME FUND I as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

San Francisco, California February 1, 2002	/s/ Arthur Andersen LLP Arthur Andersen LLP

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with RANCON INCOME FUND I’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Balance Sheets
December 31, 2002 and 2001
(in thousands, except units outstanding)

	December 31,	December 31,
	2002	2001

Assets
Real estate investments:
Rental properties, gross	$6,522	$6,381
Accumulated depreciation	(2,450)	(2,204)

Rental properties, net	4,072	4,177
Cash and cash equivalents	712	748
Deferred costs, net of accumulated amortization of $99 and $70 at December 31, 2002 and 2001, respectively	54	59
Prepaid expenses and other assets	33	14

Total assets	$4,871	$4,998

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and accrued expenses	$48	$43
Security deposits	83	78

Total liabilities	131	121

Commitments and contingent liabilities (Note 5)
Partners’ Equity:
General partner	(187)	(189)
Limited partners, 13,279 and 13,560 limited partnership units outstanding at December 31, 2002, and 2001, respectively	4,927	5,066

Total partners’ equity	4,740	4,877

Total liabilities and partners’ equity	$4,871	$4,998

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Statements of Operations
For the years ended December 31, 2002, 2001 and 2000
(in thousands, except per unit and unit amounts)

	2002	2001	2000

Revenue
Rental income	$1,136	$968	$859
Interest and other income	11	26	46

Total revenue	1,147	994	905

Expenses
Operating	471	386	330
Depreciation and amortization	275	222	207
General and administrative	193	208	195

Total expenses	939	816	732

Net income	$208	$178	$173

Basis and diluted net income per limited partnership unit	$15.34	$12.82	$11.94

Distributions per limited partnership unit:
From net income	$15.34	$12.82	$11.94
Representing return of capital	4.76	7.18	8.06

Total distributions per limited partnership unit	$20.10	$20.00	$20.00

Weighted average number of limited partnership units outstanding during each period	13,429	13,732	14,316

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Statements of Partners’ Equity
For the years ended December 31, 2002, 2001 and 2000
(in thousands)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 1999	$(193)	$5,573	$5,380
Retirement of limited partnership units	––	(216)	(216)
Distributions	––	(291)	(291)
Net income	2	171	173

Balance at December 31, 2000	(191)	5,237	5,046
Retirement of limited partnership units	––	(70)	(70)
Distributions	––	(277)	(277)
Net income	2	176	178

Balance at December 31, 2001	(189)	5,066	4,877
Retirement of limited partnership units	––	(74)	(74)
Distributions	––	(271)	(271)
Net income	2	206	208

Balance at December 31, 2002	$(187)	$4,927	$4,740

The accompanying notes are an integral part of these financial statements

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Statements of Cash Flows
For the years ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000

Cash flows from operating activities:
Net income	$208	$178	$173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275	222	207
Changes in certain assets and liabilities:
Deferred costs	(24)	(39)	(5)
Prepaid expenses and other assets	(19)	4	(3)
Accounts payable and other liabilities	10	18	(5)

Net cash provided by operating activities	450	383	367

Cash flows used for investing activities - additions to real estate investments	(141)	(219)	(137)

Cash flows from financing activities:
Distributions to Limited Partners	(271)	(277)	(291)
Retirement of limited partnership units	(74)	(70)	(216)

Net cash used for financing activities	(345)	(347)	(507)

Net decrease in cash and cash equivalents	(36)	(183)	(277)
Cash and cash equivalents at beginning of year	748	931	1,208

Cash and cash equivalents at end of year	$712	$748	$931

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements
December 31, 2002 and 2001

Note 1. ORGANIZATION

Rancon Income Fund I, a California Limited Partnership, (“the Partnership”) was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (the General Partner) and Daniel Lee Stephenson, the initial limited partner, who indirectly owns and controls the General Partner. The General Partner and its affiliates are hereinafter referred to as the Sponsor. At December 31, 2002 and 2001, 13,279 and 13,560 units were issued and outstanding, respectively.

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

Management Agreement - Effective January 1, 1995, Glenborough Corporation (“GC”) entered into an agreement with the Partnership and other related Partnerships (collectively, the “Rancon Partnerships”) to perform or contract on the Partnership’s behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate GC’s responsibility for providing investor relation services and Preferred Partnership

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements
December 31, 2002 and 2001

Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume the investor relations services. In October 2000, GC merged into Glenborough Realty Trust Incorporated (“Glenborough”).

Effective July 1, 1999, the agreement was further amended to: (i) reduce the asset administration fee to $100,000 plus CPI annually ($103,000 as of December 31, 2002) (ii) increase the sales fee for improved properties from 2% to 3% and (iii) reduce the management fee applicable to Wakefield Industrial Center from 5% to 3% of the gross rental receipts. The Partnership will also pay Glenborough: (i) a sales fees of 4% for land; (ii) a refinancing fee of 1% and (iii) a management fee of 5% of gross rental receipts from Bristol Medical Center. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of the Partnership or RFC.

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

New Accounting Pronouncements

In August 2001, the FASB approved for issuance SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. In accordance with SFAS 144, effective for financial statements issued for fiscal years beginning after December 15, 2001, the net income and gains and losses on sales of real estate for properties sold or classified as held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “discontinued operations” for all periods presented.

The Partnership records real estate investments that are considered held for sale at the lower of carrying amount or fair value less costs to sell and such properties are no longer depreciated. The Partnership adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale and to address significant implementation issues regarding impairment of long-lived assets held for use. In accordance with SFAS 144, we classify real estate assets as held for sale in the period in which all of the following criteria are met:

-	Management, having the authority to approve the action, commits to a plan to sell the asset;

-	The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

-	An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated;

-	The sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

-	The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

-	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements
December 31, 2002 and 2001

-	Properties sold prior to January 1, 2002 are required to be presented as a component of continuing operations

The Partnership’s adoption of SFAS 144 did not have an impact on the Partnership, but may in future periods.

Rental Properties - Rental properties, including the related land, are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to the estimated fair value. Estimated fair value: (i) is based upon the Partnership’s plans for the continued operation of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

Depreciation is provided using the straight-line method over useful lives ranging from five to forty years for the respective assets.

Cash and Cash Equivalents - The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days when purchased to be cash equivalents.

Fair Value of Financial Instruments - For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and security deposits, recorded amounts approximate fair value due to the relatively short maturity period.

Deferred Costs - Deferred lease commissions are amortized over the initial fixed term of the related lease agreements on a straight-line basis.

Revenue

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

Sales of Real Estate - The Partnership recognizes sales of real estate when there is a signed contract, a closing has taken place, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Partnership does not have a substantial continuing involvement in the property. Each property is considered a separately identifiable component of the Partnership and is to be reported in discontinued operations when the operations and cash flows of the Property have been (or will be) eliminated as a result of the disposal transaction.

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

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements
December 31, 2002 and 2001

Concentration Risk - Three tenants represented 65% and 62% of rental income for the years ended December 31, 2002 and 2001, respectively. Two tenants represented 46 % of rental income for the year ended December 31, 2000.

Note 3. RENTAL PROPERTY, NET

Rental properties consist of the following at December 31, 2002 and 2001:

	2002	2001

Land	$1,928,000	$1,928,000
Buildings and improvements	3,662,000	3,594,000
Tenant improvements	932,000	859,000

	6,522,000	6,381,000
Less: accumulated depreciation	(2,450,000)	(2,204,000)

Total	$4,072,000	$4,177,000

None of the Partnership’s properties are encumbered by debt as of December 31, 2002 and 2001.

Note 4. LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire on various dates through 2007 and thereafter. Minimum future rents under non-cancelable operating leases as of December 31, 2002 are as follows:

2003	$977,000
2004	664,000
2005	481,000
2006	459,000
2007	438,000
Thereafter	259,000

Total	$3,278,000

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $74,000, $43,000, and $29,000 for the years ended December 31, 2002, 2001, and 2000, respectively. These amounts are included in the accompanying statements of operations.

Note 5. COMMITMENTS AND CONTINGENT LIABILITIES

General Uninsured Losses - The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses, which may be either uninsurable or not economically insurable. Further, all of the properties are located in areas that are subject to earthquake activity. Should a property sustain damage as a result of an earthquake, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Should an uninsured loss occur, the Partnership could lose its investment in, and anticipated profits and cash flows from, a property.

Other Matters - The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at December 31, 2002 for the May 1999 sale of Aztec Village. Upon the sale of a Partnership property, the Partnership Agreement entitles the General Partner a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded if and when it becomes payable.

Note 6. TAXABLE INCOME

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements
December 31, 2002 and 2001

The following is a reconciliation of the net income for financial reporting purposes to the estimated taxable income, for the years ended December 31, 2002, 2001 and 2000, determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2002	2001	2000

Net income as reported in the accompanying financial statements	$208	$178	$173
Financial reporting depreciation in excess of tax depreciation*	96	60	50
Operating revenues and expenses reported in a different period for tax than for financial reporting, net*	16	(25)	16

Net income for federal income tax purposes*	$320	$213	$239

The following is a reconciliation as of December 31, 2002 and 2001 of partners’ equity for financial reporting purposes to estimated partners’ equity for federal income tax purposes (in thousands):

	2002	2001

Partners’ equity as reported in the accompanying financial statements	$4,740	$4,877
Cumulative provision for impairment of investments in real estate*	2,096	2,096
Financial reporting depreciation in excess of tax reporting depreciation*	506	410
Operating expenses recognized in a different period for financial reporting than for tax reporting, net*	72	53

Partners’ equity for federal income tax purposes*	$7,414	$7,436

*	Unaudited

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements
December 31, 2002 and 2001

Note 7. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, per unit amounts and units outstanding):

	Quarter Ended (unaudited)

	March 31,	June 30,	Sept 30,	Dec 31,
	2002	2002	2002	2002

Revenues
Rental income	$278	$302	$268	$288
Interest and other income	3	2	3	3

Total revenues	281	304	271	291

Expenses
Operating	110	99	137	125
Depreciation and amortization	63	69	71	72
General and administrative	47	46	47	52

Total expenses	220	214	255	249

Net income	$61	$90	$16	$41

Basis and diluted net income per limited partnership unit	$4.43	$6.61	$1.21	$3.09

Distributions per limited partnership unit:
From net income	$4.43	$––	$2.24	$––
Representing return of capital	5.57	––	7.86	––

Total distributions per limited partnership unit	$10.00	$––	$10.10	$––

Weighted average number of limited partnership units outstanding during each period	13,546	13,435	13,412	13,323

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements
December 31, 2002 and 2001

	Quarter Ended (unaudited)

	March 31,	June 30,	Sept 30,	Dec 31,
	2001	2001	2001	2001

Revenues
Rental income	$239	$240	$243	$246
Interest and other income	8	7	6	5

Total revenues	247	247	249	251

Expenses
Operating	83	90	118	95
Depreciation and amortization	55	53	53	61
General and administrative	49	56	50	53

Total expenses	187	199	221	209

Net income	$60	$48	$28	$42

Basis and diluted net income per limited partnership unit	$4.27	$3.47	$2.05	$3.03

Distributions per limited partnership unit:
From net income	$4.27	$––	$2.05	$––
Representing return of capital	5.73	––	7.95	––

Total distributions per limited partnership unit	$10.00	$––	$10.00	$––

Weighted average number of limited partnership units outstanding during each period	13,833	13,833	13,684	13,577

RANCON INCOME FUND I,
A California Limited Partnership

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002
(In Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D

				Cost Capitalized
		Initial Cost to		Subsequent to
		Partnership		Acquisition

			Buildings
			and		Carrying
Description	Encumbrances	Land	Improvements	Improvements	Cost

Rental Properties:
Wakefield Facility	$—	$666	$1,118	$133	$—
Less: Provisions for impairment in real estate	—	––	––	(175)	—
Bristol Medical Center	—	1,937	3,327	1,437	—
Less: Provision for impairment in real estate	—	––	––	(1,921)	—

Total	$—	$2,603	$4,445	$(526)	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I

	Gross Amount Carried
	at December 31, 2002

		Building			Date		Life
		and	(1)	Accumulated	Construction	Date	Depreciated
Description	Land	Improvements	Total	Depreciation	Began	Acquired	Over

Rental Properties:
Wakefield Facility	$666	$1,251	$1,917	$479	N/A	4/20/87	5 - 40 years
Less: Provisions for impairment in real estate	(61)	(114)	(175)	—
Bristol Medical Center	1,937	4,764	6,701	1,971	N/A	5/04/88	5 - 40 years
Less: Provision for impairment in real estate	(614)	(1,307)	(1,921)	—

Total	$1,928	$4,594	$6,522	$2,450

(1)	The aggregate cost of land and buildings for Federal income tax purposes is $8,647 (unaudited).	(continued)

NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Reconciliation of the gross amount at which real estate was carried for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

INVESTMENT IN REAL ESTATE
Balance at beginning of year	$6,381	$6,162	$6,025
Additions during year:
Improvements, etc.	141	219	137

Balance at end of year	$6,522	$6,381	$6,162

ACCUMULATED DEPRECIATION
Balance at beginning of year	$2,204	$1,998	$1,805
Additions charged to expenses	246	206	193

Balance at end of year	$2,450	$2,204	$1,998

See accompanying Independent Auditors’ Report.

I, DANIEL L. STEPHENSON, certify that:

1.	I have reviewed this annual report on Form 10-K of RANCON INCOME FUND I;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson
Director, President, Chief Executive Officer
and Chief Financial Officer of
Rancon Financial Corporation,
General Partner of Rancon Income Partners I, L.P.