Form 10-Q
period 2003-03-31
RANCON INCOME FUND I
filed 2003-05-14
CIK 791996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Total number of units outstanding as of May 14, 2003: 13,252

INDEX
RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements of Rancon Income Fund I (Unaudited):
	Balance Sheets at March 31, 2003 and December 31, 2002	3
	Statements of Income for the three months ended March 31, 2003 and 2002	4
	Statement of Partners’ Equity for the three months ended March 31, 2003	5
	Statements of Cash Flows for the three months ended March 31, 2003 and 2002	6
	Notes to Financial Statements	7-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-13
Item 3.	Qualitative and Quantitative Information About Market Risk	13
Item 4.	Controls and Procedures	14
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 6.	Exhibits and Reports on Form 8-K	15
SIGNATURES		16

PART I.      FINANCIAL INFORMATION

Item 1.           Financial Statements

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Balance Sheets
(in thousands, except units outstanding)
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Investments in real estate:
Rental properties, gross	$6,702	$6,522
Accumulated depreciation	(2,514)	(2,450)

Rental properties, net	4,188	4,072
Cash and cash equivalents	566	712
Deferred costs, net of accumulated amortization of $109 and $99 at March 31, 2003 and December 31, 2002, respectively	59	54
Prepaid expenses and other assets	19	33

Total assets	$4,832	$4,871

LIABILITIES AND PARTNERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$100	$48
Security deposits	85	83

Total liabilities	185	131

Commitments and contingent liabilities (Note 4)
Partners’ Equity:
General Partner	(187)	(187)
Limited Partners, 13,256 and 13,279 limited partnership units outstanding at March 31, 2003 and December 31, 2002	4,834	4,927

Total partners’ equity	4,647	4,740

Total liabilities and partners’ equity	$4,832	$4,871

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Statements of Income
(in thousands, except per unit amounts and units outstanding)
(Unaudited)

	Three months ended
	March 31,

	2003	2002

REVENUE
Rental income	$287	$278
Interest and other income	3	3

Total revenue	290	281

EXPENSES
Operating	119	110
Depreciation and amortization	74	63
General and administrative	48	47

Total expenses	241	220

Net income	$49	$61

Basic and diluted net income per limited partnership unit	$3.69	$4.43

Distributions per limited partnership unit:
From net income	$3.69	$4.43
Representing return of capital	6.53	5.57

Total distributions per limited partnership unit	$10.22	$10.00

Weighted average number of limited partnership units outstanding during each period	13,267	13,546

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Statement of Partners’ Equity
For the three months ended March 31, 2003
(in thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2002	$(187)	$4,927	$4,740
Redemption of limited partnership units	––	(7)	(7)
Distributions	––	(135)	(135)
Net income	––	49	49

Balance at March 31, 2003	$(187)	$4,834	$4,647

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49	$61
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74	63
Changes in certain assets and liabilities:
Deferred costs and other fees	(15)	(2)
Prepaid expenses and other assets	14	(9)
Accounts payable and other liabilities	54	18

Net cash provided by operating activities	176	131

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(180)	(75)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partners	(135)	(135)
Redemption of limited partnership units	(7)	(3)

Net cash used for financing activities	(142)	(138)

Net decrease in cash and cash equivalents	(146)	(82)
Cash and cash equivalents at beginning of period	712	748

Cash and cash equivalents at end of period	$566	$666

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

March 31, 2003
(Unaudited)

Note 1.           ORGANIZATION

Rancon Income Fund I, a California Limited Partnership (“the Partnership”) was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (the General Partner) and Daniel Lee Stephenson, the initial limited partner, who indirectly owns and controls the General Partner. The General Partner and its affiliates are hereinafter referred to as the Sponsor. At March 31, 2003, 13,256 units were issued and outstanding. The Partnership has no employees.

In the opinion of Rancon Financial Corporation (RFC), the Sponsor and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Partnership as of March 31, 2003, and the related statements of income, changes in partners’ equity, and cash flows for the three months ended March 31, 2003 and 2002.

Allocation of Net Income and Net Loss

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

March 31, 2003
(Unaudited)

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

Effective July 1, 1999, the agreement was further amended to: (i) reduce the asset administration fee to $100,000 plus CPI annually ($26,200 and $25,600 as of March 31, 2003 and 2002, respectively); (ii) increase the sales fee for improved properties from 2% to 3%; and (iii) reduce the management fee applicable to Wakefield Industrial Center from 5% to 3% of the gross rental receipts. The Partnership will also pay Glenborough: (i) a sales fees of 4% for land; (ii) a refinancing fee of 1%; and (iii) a management fee of 5% of gross rental receipts from Bristol Medical Center. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of the Partnership or RFC.

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

New Accounting Pronouncements

In June 2001, the FASB approved for issuance SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS 143 was adopted by the Partnership on January 1, 2003. This standard did not have a material impact on the Partnership’s consolidated financial position or results of operations.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

March 31, 2003
(Unaudited)

In May 2002, the FASB approved for issuance SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 has been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS 145 was adopted by the Partnership on January 1, 2003 for the Partnership. This standard did not have a material impact on the Partnership’s consolidated financial position and results of operations.

In June 2002, the FASB approved for issuance SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. This standard did not have a material impact on the Partnership’s consolidated financial position and results of operations since there have been no exit or disposal activities since January 1, 2003.

In November 2002, the FASB approved for issuance FASB Interpretation 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The Partnership does not provide for any guarantees, therefore, the pronouncement did not have any impact on the Partnership’s financial position or results of operations.

Rental Properties

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

Deferred Costs

Deferred lease commissions are amortized over the initial fixed term of the related lease agreement on a straight-line basis.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

March 31, 2003
(Unaudited)

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

Net Income (Loss) Per Limited Partnership Unit

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

Concentration Risk

Three tenants represented 60% and 59% of rental income for the three months ended March 31, 2003 and 2002, respectively.

Reference to 2002 audited financial statements

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 2002 audited financial statements on Form 10-K.

Note 3.           INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at March 31, 2003 and December 31, 2002:

	2003	2002

Land	$1,928,000	$1,928,000
Buildings and improvements	3,842,000	3,662,000
Tenant improvements	932,000	932,000

	6,702,000	6,522,000
Less: accumulated depreciation	(2,514,000)	(2,450,000)

Total	$4,188,000	$4,072,000

None of the Partnership’s properties are encumbered by debt as of March 31, 2003 and December 31, 2002.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

March 31, 2003
(Unaudited)

Note 4.           COMMITMENTS AND CONTINGENT LIABILITIES

General Uninsured Losses

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

Other Matters

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at March 31, 2003 for the May 1999 sale of Aztec Village. Upon the sale of a Partnership property, the Partnership Agreement entitles the General Partner to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded if and when it becomes payable.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002.

Rental income increased $9,000, or 3%, for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, primarily due to an increase in occupancy at Bristol Medical Center.

Occupancy rates at the Partnership’s rental properties were as follows:

	March 31,

	2003	2002

Bristol Medical Center	92%	87%
Wakefield Building	100%	100%

Weighted average occupancy	96%	93%

Operating expenses increased $9,000, or 8%, for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, primarily due to the increase in occupancy at Bristol and an increase in utility and janitorial costs.

Depreciation and amortization expense increased $11,000, or 17%, for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, primarily due to additions to investments in real estate.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2002 audited financial statements and the notes thereto.

On April 21, 1989, Rancon Income Fund I (“the Partnership”) was funded from the sale of 14,559 limited partnership units (“Units”) in the amount of $14,559,000. Four Units were retired in 1990. In 2002, 2001 and 2000, a total of 281, 273 and 722 Units were redeemed. During the three months ended March 31, 2003, a total of 23 Units were redeemed at an average price of $300. As of March 31, 2003, there were 13,256 Units outstanding.

As of March 31, 2003, the Partnership had cash of $566,000. The remainder of the Partnership’s assets consists primarily of its real estate investments, which totaled approximately $4,188,000 at March 31, 2003.

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at March 31, 2003 for the May 1999 sale of Aztec Village Shopping Center. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the Partnership’s financial statements; however, the amount will be recorded if and when it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash generated from operating its rental properties. Cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund distributions to the limited partners. Another source of funds has been the interest earned on invested cash balances.

Management believes that the Partnership’s cash balance at March 31, 2003, together with the cash from operations and sales, will be sufficient to finance the Partnership’s and the properties continued operations on both a short-term and long-term basis. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Operating Activities

During the three months ended March 31, 2003, the Partnership’s cash provided by operating activities totaled $176,000.

The $5,000 increase in deferred costs at March 31, 2003, compared to December 31, 2002, was due to $15,000 of lease commissions paid for new and renewal leases, offset by $10,000 of amortization expense.

The $14,000 decrease in prepaid expenses and other assets at March 31, 2003, compared to December 31, 2002, was primarily due to collection of tenant rents receivable.

The $54,000 increase in accounts payable and other liabilities at March 31, 2003, compared to December 31, 2002, was primarily due to accruals for property taxes.

Investing Activities

During the three months ended March 31, 2003, the Partnership’s cash used for investing activities totaled $180,000 for improvement of the rental properties.

Financing Activities

During the three months ended March 31, 2003, the Partnership’s cash used for financing activities totaled $142,000 which consisted of $135,000 of distributions to the Limited Partners, and $7,000 paid to redeem 23 limited partnership Units.

Critical Accounting Policies

Revenue recognized on a straight-line basis

The Partnership recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenants changes. Actual amounts collected could be lower than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Partnership has previously recognized as revenue.

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

Item 3.           Qualitative and Quantitative Information About Market Risk

As of March 31, 2003, the Partnership had cash equivalents of $500,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. The Partnership does not own any derivative instruments. Declines in interest rates over time would reduce Partnership interest income.

Item 4.           Controls and procedures

(a)  Evaluation of disclosure controls and procedures. The General Partner’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Partnership’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, the Partnership’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Partnership would be made known to him by others within the Partnership.

(b)  Changes in internal controls. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

99 Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANCON INCOME FUND I, A CALIFORNIA LIMITED PARTNERSHIP

By:	RANCON INCOME PARTNERS I, L.P. General Partner

Date: May 14, 2003	By: /s/ Daniel L. Stephenson

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

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: May 14, 2003

/s/ DANIEL L. STEPHENSON
Daniel L. Stephenson
Director, President, Chief Executive Officer
and Chief Financial Officer of
Rancon Financial Corporation,
General Partner of Rancon Income Partners I, L.P.

EXHIBIT INDEX

Exhibit
Number	Description

99	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.