Form 10-Q
period 2003-06-30
RANCON INCOME FUND I
filed 2003-08-14
CIK 791996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes              X                No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes             No         X

Total number of units outstanding as of August 12, 2003: 13,083

INDEX
RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

		Page No.

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements of Rancon Income Fund I (Unaudited):
	Balance Sheets at June 30, 2003 and December 31, 2002	3
	Statements of Income for the three and six months ended June 30, 2003 and 2002	4
	Statement of Partners’ Equity for the six months ended June 30, 2003	5
	Statements of Cash Flows for the six months ended June 30, 2003 and 2002	6
	Notes to Financial Statements	7-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-12
Item 3.	Qualitative and Quantitative Information About Market Risk	13
Item 4.	Controls and Procedures	13
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 6.	Exhibits and Reports on Form 8-K	14
SIGNATURES		15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Balance Sheets
(in thousands, except units outstanding)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Investments in real estate:
Rental properties, gross	$6,776	$6,522
Accumulated depreciation	(2,576)	(2,450)

Rental properties, net	4,200	4,072
Cash and cash equivalents	572	712
Deferred costs, net of accumulated amortization of $121 and $99 at June 30, 2003 and December 31, 2002, respectively	97	54
Prepaid expenses and other assets	28	33

Total assets	$4,897	$4,871

LIABILITIES AND PARTNERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$75	$48
Security deposits	70	83
Prepaid rent	41	—

Total liabilities	186	131

Commitments and contingent liabilities (Note 4)
Partners’ Equity:
General Partner	(185)	(187)
Limited partners, 13,127 and 13,279 limited partnership units outstanding at June 30, 2003 and December 31, 2002, respectively	4,896	4,927

Total partners’ equity	4,711	4,740

Total liabilities and partners’ equity	$4,897	$4,871

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Statements of Income
(in thousands, except per unit amounts and units outstanding)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

REVENUE
Rental income	$361	$302	$648	$580
Interest and other income	1	2	4	5

Total revenues	362	304	652	585

EXPENSES
Operating	136	99	255	209
Depreciation and amortization	74	69	148	132
General and administrative	49	46	97	93

Total expenses	259	214	500	434

Net income	$103	$90	$152	$151

Basic and diluted net income per limited partnership unit	$7.64	$6.61	$11.33	$11.04

Distributions per limited partnership unit:
From net income	$—	$—	$10.22	$10.00
Representing return of capital	—	—	—	—

Total distributions per limited partnership unit	$—	$—	$10.22	$10.00

Weighted average number of limited partnership units outstanding during each period	13,212	13,435	13,239	13,491

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Statement of Partners’ Equity
For the six months ended June 30, 2003
(in thousands)
(Unaudited)

	General	Limited
	Partners	Partners	Total

Balance at December 31, 2002	$(187)	$4,927	$4,740
Redemption of Limited Partnership Units	—	(46)	(46)
Distributions	—	(135)	(135)
Net income	2	150	152

Balance at June 30, 2003	$(185)	$4,896	$4,711

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$152	$151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148	132
Changes in certain assets and liabilities:
Deferred financing costs and other fees	(65)	(14)
Prepaid expenses and other assets	5	(14)
Accounts payable and other liabilities	14	(17)
Prepaid rent	41	—

Net cash provided by operating activities	295	238

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(254)	(114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partners	(135)	(135)
Redemption of limited partnership units	(46)	(36)

Net cash used for financing activities	(181)	(171)

Net decrease in cash and cash equivalents	(140)	(47)
Cash and cash equivalents at beginning of period	712	748

Cash and cash equivalents at end of period	$572	$701

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

June 30, 2003
(Unaudited)

Note 1. ORGANIZATION

Rancon Income Fund I, a California Limited Partnership, (“the Partnership”) was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (the General Partner) and Daniel Lee Stephenson, the initial limited partner, who indirectly owns and controls the General Partner. The General Partner and its affiliates are hereinafter referred to as the Sponsor. At June 30, 2003, 13,127 units were issued and outstanding. The Partnership has no employees.

In the opinion of Rancon Financial Corporation (RFC), the Sponsor and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Partnership as of June 30, 2003 and December 31, 2002, and the related statements of income for the three and six months ended June 30, 2003 and 2002, partners’ equity for the six months ended June 30, 2003, and cash flows for the three and six months ended June 30, 2003 and 2002.

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

June 30, 2003
(Unaudited)

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

Effective July 1, 1999, the agreement was further amended to: (i) reduce the asset administration fee to $100,000 plus CPI annually ($52,500 and $51,400 as of June 30, 2003 and 2002, respectively); (ii) increase the sales fee for improved properties from 2% to 3% and (iii) reduce the management fee applicable to Wakefield Industrial Center from 5% to 3% of the gross rental receipts. The Partnership will also pay Glenborough: (i) a sales fees of 4% for land; (ii) a refinancing fee of 1% and (iii) a management fee of 5% of gross rental receipts from Bristol Medical Center. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of the Partnership or RFC.

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

New Accounting Pronouncements

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. The adoption of FIN 46 will not have a material impact on the financial statements of the Partnership.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

June 30, 2003
(Unaudited)

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

Income Taxes

No provision for income taxes is included in the accompanying financial statements as the Partnership’s results of operations are passed through to the partners for inclusion in their respective income tax returns. Net income (loss) and partners’ equity for financial reporting purposes will differ from the Partnership’s income tax return because of different accounting methods used for certain items, principally depreciation expense and the provision for impairment of investments in real estate.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

June 30, 2003
(Unaudited)

Concentration Risk

Three tenants represented 59% and 58% of rental income for the six months ended June 30, 2003 and 2002, respectively.

Reference to 2002 audited financial statements

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 2002 audited financial statements on Form 10-K.

Note 3.    INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at June 30, 2003 and December 31, 2002:

	2003	2002

Land	$1,928,000	$1,928,000
Buildings and improvements	3,762,000	3,662,000
Tenant improvements	1,086,000	932,000

	6,776,000	6,522,000
Less: accumulated depreciation	(2,576,000)	(2,450,000)

Total	$4,200,000	$4,072,000

None of the Partnership’s properties were encumbered by debt as of June 30, 2003 or December 31, 2002.

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

Other matters

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at June 30, 2003 for the May 1999 sale of Aztec Village Shopping Center. Upon the sale of a Partnership property, the Partnership Agreement entitles the General Partner to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded if and when it becomes payable.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the three and six months ended June 30, 2003 to the three and six months ended June 30, 2002.

Revenue

Rental income increased $59,000, or 20%, and $68,000, or 12%, for the three and six months ended June 30, 2003, compared to the three and six months ended June 30, 2002, primarily due to an increase in leased space at Bristol Medical Center.

Lease rates at the Partnership’s rental properties as of June 30, 2003 and 2002 were as follows:

	2003	2002

Bristol Medical Center	100%	86%
Wakefield Building	100%	100%

Weighted average lease rate	100%	92%

The 14% increase in leased space from June 30, 2002 to June 30, 2003 at Bristol Medical Center was primarily due to leasing 8,600 square feet to four new tenants, slightly offset by a decrease of 1,000 square feet due to a tenant moving out upon its lease expiration.

St. Jude Heritage Health, the anchor tenant at Bristol Medical Center, vacated approximately 11,300 square feet of space in September 2002, but is continuing to pay its monthly rent until August 31, 2003, when its lease term expires. Management, along with independent leasing brokers, is aggressively marketing the space prior to this lease expiration.

Expenses

Operating expenses increased $37,000, or 37%, and $46,000, or 22%, for the three and six months ended June 30, 2003, compared to the three and six months ended June 30, 2002, respectively, primarily due to an increase in occupancy at Bristol Medical Center and an increase in utility and janitorial costs.

Depreciation and amortization expense increased $5,000, or 7%, and $16,000, or 12%, for the three and six months ended June 30, 2003, compared to the three and six months ended June 30, 2002, respectively, primarily due to additions to investments in real estate.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2002 audited financial statements and the notes thereto.

On April 21, 1989, Rancon Income Fund I (“the Partnership”) was funded from the sale of 14,559 limited partnership units (“Units”) in the amount of $14,559,000. Four Units were retired in 1990. In 2002, 2001 and 2000, a total of 281, 273 and 722 Units were redeemed, respectively. During the six months ended June 30, 2003, a total of 152 Units were redeemed at an average price of $300. As of June 30, 2003, there were 13,127 Units outstanding.

As of June 30, 2003, the Partnership had cash of $572,000. The remainder of the Partnership’s assets consists primarily of its real estate investments, which totaled approximately $4,200,000 at June 30, 2003.

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at June 30, 2003 for the May 1999 sale of Aztec Village Shopping Center. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the Partnership’s financial statements; however, the amount will be recorded if and when it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash generated from operating its rental properties. Cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund distributions to the limited partners. Another source of funds has been the interest earned on invested cash balances.

Management believes that the Partnership’s cash and cash equivalents at June 30, 2003, together with the cash from operations and sales, will be sufficient to finance the Partnership’s and the properties continued operations on both a short-term and long-term basis. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Operating Activities

During the six months ended June 30, 2003, the Partnership’s cash provided by operating activities totaled $295,000.

The $65,000 increase in deferred costs at June 30, 2003, compared to December 31, 2002, was primarily due to lease commissions paid for new leases.

The $14,000 increase in accounts payable and other liabilities at June 30, 2003, compared to December 31, 2002, was primarily due to accruals for building operating expenses and audit and tax preparation fees.

The $41,000 increase in prepaid rents at June 30, 2003, compared to December 31, 2002, was due to payments of July 2003 rents received in June 2003.

Investing Activities

During the six months ended June 30, 2003, the Partnership’s cash used for investing activities totaled $254,000 for building and tenant improvements at Bristol Medical Center.

Financing Activities

During the six months ended June 30, 2003, the Partnership’s cash used for financing activities totaled $181,000 which consisted of $135,000 of distributions to the Limited Partners, and $46,000 paid to redeem 152 limited partnership units (“Units”).

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

Carrying value of rental properties

The Partnership’s rental properties are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value is based upon (i) the Partnership’s plans for the continued operations of each property, and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

New Accounting Pronouncements

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. The adoption of FIN 46 will not have a material impact on the financial statements of the Partnership.

Item 3.    Qualitative and Quantitative Information About Market Risk

As of June 30, 2003, the Partnership had cash equivalents of $200,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. The Partnership does not own any derivative instruments. Declines in interest rates over time would reduce Partnership interest income.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32.1	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(b)	Reports on Form 8-K (incorporated herein by reference):

None

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON INCOME FUND I, a California limited partnership

By	Rancon Income Partners I, L.P. its General Partner

Date: August 14, 2003	By:	/s/ DANIEL L. STEPHENSON
Daniel L. Stephenson
Director, President, Chief Executive
Officer and Chief Financial Officer of
Rancon Financial Corporation, General
Partner of Rancon Income Partners I, L.P.

EXHIBIT INDEX

31.1	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32.1	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.