Form 10-Q
period 2003-09-30
RANCON INCOME FUND I
filed 2003-11-14
CIK 791996

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Total number of units outstanding as of November 11, 2003: 12,978

INDEX
RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements of Rancon Income Fund I (Unaudited):
	Balance Sheets at September 30, 2003 and December 31, 2002	3
	Statements of Income for the three and nine months ended September 30, 2003 and 2002	4
	Statement of Partners’ Equity for the nine months ended September 30, 2003	5
	Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	6
	Notes to Financial Statements	7-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-13
Item 3.	Qualitative and Quantitative Information About Market Risk	13
Item 4.	Controls and Procedures	13
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 6.	Exhibits and Reports on Form 8-K	14
SIGNATURES		15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Balance Sheets
(in thousands, except units outstanding)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Investments in real estate:
Rental properties	$6,882	$6,522
Accumulated depreciation	(2,646)	(2,450)

Rental properties, net	4,236	4,072
Cash and cash equivalents	375	712
Deferred costs, net of accumulated amortization of $133 and $99 at September 30, 2003 and December 31, 2002, respectively	74	54
Prepaid expenses and other assets	35	33

Total assets	$4,720	$4,871

LIABILITIES AND PARTNERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$69	$48
Security deposits	70	83

Total liabilities	139	131

Commitments and contingent liabilities (Note 4)
Partners’ Equity:
General partner	(185)	(187)
Limited partners, 12,991 and 13,279 limited partnership units outstanding at September 30, 2003 and December 31, 2002, respectively	4,766	4,927

Total partners’ equity	4,581	4,740

Total liabilities and partners’ equity	$4,720	$4,871

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Statements of Income
(in thousands, except per unit amounts and units outstanding)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUE
Rental income	$307	$268	$955	$848
Interest and other income	1	3	5	8

Total revenues	308	271	960	856

EXPENSES
Operating	128	137	383	346
Depreciation and amortization	82	71	230	203
General and administrative	52	47	149	140

Total expenses	262	255	762	689

Net income	$46	$16	$198	$167

Basic and diluted net income per limited partnership unit	$3.54	$1.21	$14.87	$12.25

Distributions per limited partnership unit:
From net income – current quarter	$3.54	$1.21	$14.87	$12.25
From net income – previous quarter	––	1.03	––	––
Representing return of capital	6.79	7.88	5.68	7.88

Total distributions per limited partnership unit	$10.33	$10.12	$20.55	$20.13

Weighted average number of limited partnership units outstanding during each period	13,067	13,412	13,182	13,464

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Statement of Partners’ Equity
For the nine months ended September 30, 2003
(in thousands)
(Unaudited)

	General	Limited
	Partners	Partners	Total

Balance at December 31, 2002	$(187)	$4,927	$4,740
Redemption of limited partnership units	––	(86)	(86)
Distributions	––	(271)	(271)
Net income	2	196	198

Balance at September 30, 2003	$(185)	$4,766	$4,581

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$198	$167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	230	203
Changes in certain assets and liabilities:
Deferred costs	(54)	(15)
Prepaid expenses and other assets	(2)	(22)
Accounts payable and other liabilities	8	9

Net cash provided by operating activities	380	342

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(360)	(127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(271)	(271)
Redemption of limited partnership units	(86)	(38)

Net cash used for financing activities	(357)	(309)

Net decrease in cash and cash equivalents	(337)	(94)
Cash and cash equivalents at beginning of period	712	748

Cash and cash equivalents at end of period	$375	$654

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

September 30, 2003
(Unaudited)

Note 1. ORGANIZATION

Rancon Income Fund I, a California Limited Partnership, (“the Partnership”) was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income-producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (the General Partner) and Daniel Lee Stephenson, the initial limited partner, who indirectly owns and controls the General Partner. The General Partner and its affiliates are hereinafter referred to as the Sponsor. At September 30, 2003, 12,991 units were issued and outstanding.

In the opinion of Rancon Financial Corporation (RFC), the Sponsor and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Partnership as of September 30, 2003 and December 31, 2002, and the related statements of income for the three and nine months ended September 30, 2003 and 2002, partners’ equity for the nine months ended September 30, 2003, and cash flows for the three and nine months ended September 30, 2003 and 2002.

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

September 30, 2003
(Unaudited)

The terms of the Partnership agreement call for the general partner to restore any deficits that may exist in its capital account after allocation of gains and losses from the sale of the final property owned by the Partnership, but prior to any liquidating distributions being made to the partners.

Management Agreement

Effective January 1, 1995, Glenborough Corporation (“GC”) entered into an agreement with the Partnership and other related Partnerships (collectively, the “Rancon Partnerships”) to perform or contract on the Partnership’s behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the dissolution of the Partnership, whichever comes first. Effective January 1, 1998, GC ceased to have the responsibility for providing investor relation services and Preferred Partnership Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume the investor relations services. In October 2000, GC merged into Glenborough.

Effective July 1, 1999, the agreement was further amended to: (i) reduce the asset administration fee to $100,000 plus CPI annually ($79,000 and $77,000 as of September 30, 2003 and 2002, respectively); (ii) increase the sales fee for improved properties from 2% to 3% and (iii) reduce the management fee applicable to Wakefield Industrial Center from 5% to 3% of the gross rental receipts. The Partnership will also pay Glenborough: (i) a sales fees of 4% for land; (ii) a refinancing fee of 1% and (iii) a management fee of 5% of gross rental receipts from Bristol Medical Center. As part of the agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt with a vote of those Limited Partners owning not less than a majority (and in certain cases 100%) of the outstanding units to substitute itself as the general partner of the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It was originally to be applied in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. In October 2003, the FASB deferred the June 15, 2003 date to the first fiscal year or interim period ending after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

September 30, 2003
(Unaudited)

restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. The adoption of FIN 46 will not have a material impact on the financial statements of the Partnership.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB. This standard did not have a material impact on the financial statements or results of operations of the Partnership.

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

Depreciation is provided using the straight-line method over the five to forty year estimated useful lives of the respective assets.

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

September 30, 2003
(Unaudited)

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

Concentration Risk

Two tenants represented 42 percent of rental income for the nine months ended September 30, 2003. Three tenants represented 60 percent of rental income for the nine months ended September 30, 2002.

Reference to 2002 audited financial statements

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 2002 audited financial statements on Form 10-K.

Note 3. INVESTEMENT IN REAL ESTATE

Rental properties consisted of the following at September 30, 2003 and December 31, 2002:

	2003	2002

Land	$1,928,000	$1,928,000
Buildings and improvements	3,858,000	3,662,000
Tenant improvements	1,096,000	932,000

	6,882,000	6,522,000
Less: accumulated depreciation	(2,646,000)	(2,450,000)

Total	$4,236,000	$4,072,000

None of the Partnership’s properties were encumbered by debt as of September 30, 2003 and December 31, 2002.

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

Other matters

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at September 30, 2003 for the May 1999 sale of Aztec. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the accompanying unaudited financial statements; however, the amount will be recorded if and when it becomes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2002.

Revenue

Rental income increased $39,000, or 15%, and $107,000, or 13%, for the three and nine months ended September 30, 2003, compared to the three and nine months ended September 30, 2002, resulting from 92% occupancy in March 2003, and 100% occupancy in June 2003 at Bristol Medical Center. The occupancy rate decreased to 78% when the lease of a tenant, St. Jude Heritage Health, expired on August 31, 2003.

Occupancy rates at the Partnership’s rental properties as of September 30, 2003 and 2002 were as follows:

	2003	2002

Bristol Medical Center	78%	86%
Wakefield Building	100%	100%

Weighted average occupancy	88%	93%

The 8% decrease in occupancy from September 30, 2002 to September 30, 2003 at Bristol Medical Center was primarily due to the expiration of St. Jude Heritage Health’s lease. St. Jude Heritage Health, one of the tenants at Bristol Medical Center, vacated approximately 11,300 square feet of space in September 2002, and continued paying its monthly rent to August 31, 2003, when its lease term expired. A new tenant has leased 6,800 square feet of the vacant space and is expected to move in November 2003. An existing tenant has expanded 750 square feet into the vacant space as well, and will move in October 2003.This will result in an occupancy rate of 93%. Management, along with independent leasing brokers, is aggressively marketing the remaining space.

Expenses

Operating expenses decreased $9,000, or 7%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, respectively, primarily due to a property tax refund resulting from a tax appeal for Bristol Medical Center. Operating expenses increased $37,000, or 11%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, respectively, primarily due an increased occupancy rate during 2003 at Bristol Medical Center prior to the lease expiration of the anchor tenant, St. Jude Heritage Health, at the end of August 2003, and an increase in utility and janitorial costs, offset by a property tax refund resulting from a tax appeal for Bristol Medical Center.

Depreciation and amortization expense increased $11,000, or 15%, and $27,000, or 13%, for the three and nine months ended September 30, 2003, compared to the three and nine months ended September 30, 2002, respectively, primarily due to additions to investments in real estate.

General and administrative expenses increased $5,000, or 11%, and $9,000, or 6%, for the three and nine months ended September 30, 2003, compared to the three and nine months ended September 30, 2002, respectively, primarily due to an increase in postage costs in investor relation service expenses.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2002 audited financial statements and the notes thereto.

On April 21, 1989, Rancon Income Fund I (“the Partnership”) was funded from the sale of 14,559 limited partnership units (“Units”) in the amount of $14,559,000. Four Units were retired in 1990. In 2002, 2001 and 2000, a total of 281, 273 and 722 Units were redeemed, respectively. During the nine months ended September 30, 2003, a total of 288 Units were redeemed at an average price of $300. As of September 30, 2003, there were 12,991 Units outstanding.

As of September 30, 2003, the Partnership had cash of $375,000. The remainder of the Partnership’s assets consists primarily of its real estate investments, which totaled approximately $4,236,000 at September 30, 2003.

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at September 30, 2003 for the May 1999 sale of Aztec Village Shopping Center. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the Partnership’s financial statements; however, the amount will be recorded if and when it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash generated from operating its rental properties. Cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund distributions to the limited partners. Another source of funds has been the interest earned on invested cash balances.

Management believes that the Partnership’s cash balance at September 30, 2003, together with the cash from operations and sales, will be sufficient to finance the Partnership’s and the properties continued operations on both a short-term and long-term basis. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Operating Activities

During the nine months ended September 30, 2003, the Partnership’s cash provided by operating activities totaled $380,000.

The $54,000 increase in deferred costs at September 30, 2003, compared to December 31, 2002, was primarily due to lease commissions paid for new and renewal leases.

The $8,000 increase in accounts payable and other liabilities at September 30, 2003, compared to December 31, 2002, was primarily due to an increase in accruals for building operating expenses and property taxes, offset by a decrease in security deposits resulting from the lease expiration of St Jude Heritage Health.

Investing Activities

During the nine months ended September 30, 2003, the Partnership’s cash used for investing activities totaled $360,000 for building and tenant improvements at Bristol Medical Center.

Financing Activities

During the nine months ended September 30, 2003, the Partnership’s cash used for financing activities totaled $357,000, which consisted of $271,000 of distributions to the limited partners, and $86,000 paid to redeem 288 limited partnership units (“Units”).

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

New Accounting Pronouncements

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It was originally to be applied in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. In October 2003, the FASB deferred the June 15, 2003 date to the first fiscal year or interim period ending after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. The adoption of FIN 46 will not have a material impact on the financial statements of the Partnership.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB. This standard did not have a material impact on the financial statements or results of operations of the Partnership.

Item 3. Qualitative and Quantitative Information About Market Risk

As of September 30, 2003, the Partnership had cash equivalents of $200,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. The Partnership does not own any derivative instruments. Declines in interest rates over time would reduce Partnership interest income.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.3	Agreement for Acquisition of Management Interests, dated December 20, 1994.

31.1	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32.1	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(b) Reports on Form 8-K (incorporated herein by reference):

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON INCOME FUND I,
a California limited partnership

	By	Rancon Income Partners I, L.P.
its General Partner

Date: November 14, 2003	By:	/s/ DANIEL L. STEPHENSON

Daniel L. Stephenson
Director, President, Chief Executive
Officer and Chief Financial Officer of
Rancon Financial Corporation, General
Partner of Rancon Income Partners I, L.P.

EXHIBIT INDEX

Exhibit No.	Description

10.3	Agreement for Acquisition of Management Interests, dated December 20, 1994.

31.1	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32.1	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.