Form 10-K
period 2003-12-31
RANCON INCOME FUND I
filed 2004-03-30
CIK 791996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE: None.

INDEX

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Part I

Item 1. Business

Rancon Income Fund I, a California Limited Partnership, (“the Partnership”) was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The General Partner of the Partnership is Rancon Income Partners I (“General Partner”). The Partnership was organized in 1986 and completed its public offering of partnership units (“Units”) in April 1989. As of December 31, 2003 and 2002, there were 12,966 and 13,279 Units outstanding, respectively. The Partnership has no employees.

At December 31, 2003, the Partnership owned two properties, which are more fully described in Item 2.

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

Item 2. Properties

The Partnership currently owns the properties listed below:

Name	Location	Type	Size	Encumbrances at December 31, 2003
Wakefield Industrial Center	Temecula, California	Light Industrial	44,200 sq. ft.	None
Bristol Medical Center	Santa Ana, California	Office	52,311 sq. ft.	None

Wakefield Industrial Center

In April 1987, the Partnership acquired the Wakefield facility, at a cost of approximately $1,899,000 plus acquisition fees of $87,000. Wakefield property consists of three parcels totaling approximately 3.99 acres of land. Two buildings are constructed on two of the parcels with the remaining parcel served as a parking lot between the buildings. The property is located in Temecula, California, on the west side of Jefferson Avenue, approximately 500 feet west of the Interstate 15 highway in an area that is zoned for “medium manufacturing”.

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

According to research conducted by the Partnership’s leasing director, the market has approximately 12 million square feet of existing industrial space, with an overall vacancy rate of 7.5%. The area offers a wide range of high quality, attractive industrial projects ranging from multi-tenant incubator space to large, single-user distribution facilities located in master-planned business parks. There is approximately 600,000 square feet of multi-tenant and free standing industrial space that competes directly with

Wakefield Industrial Center. Wakefield is one of the original industrial buildings in the area. The asking rent for industrial space in this area ranges between $4.56 and $6.24 per square foot triple net (tenant pays all operating expenses, including taxes, insurance, and capital) with newer properties at the high end.

The neighborhood surrounding Wakefield has grown over the years and now has added many retail properties which benefit from the high traffic count on Jefferson Avenue. A new retail shopping center is now located directly adjacent to Wakefield. This high-visibility location creates an opportunity for future conversion of the property to a retail/showroom use.

The occupancy level for each of the five years ended December 31, 2003, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot, were as follows:

	Occupancy Level Percentage	Average Annual Effective Rent Per Square Foot
2003	100%	$4.85
2002	100%	$4.77
2001	100%	$4.61
2000	100%	$4.49
1999	100%	$4.40

Annual effective rent is calculated by dividing the aggregate of annualized current monthly rental income for each tenant by the total square feet occupied at the property.

One tenant occupies 100% of the net rentable square footage of the two buildings. The principal terms of the lease and the nature of the tenant’s business are as follows:

Wakefield Engineering, Inc.

Nature of Business:	Manufacturer
Lease Term:	10 years
Expiration Date:	November 30, 2004
Square Feet:	44,200
(% of rentable total):	100%
Annual Rent:	$214,000
Rent Increase:	Annual - CPI
Renewal Options:	Two 5-year options

The lease term of Wakefield will expire at end of this year. Management is currently negotiating with the tenant for a new term.

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

According to research conducted by the Partnership’s leasing director, the direct market area consists of five medical buildings totaling approximately 190,000 rentable square feet, all of which are older Class “B” Buildings. Bristol Medical Center is located on the proposed route for a mass-transit system (“Centerline Project”) which is expected to run down Bristol Street directly in front of the project. This will greatly improve access to the project from the large population base in nearby Santa Ana. Currently, total vacancy in this market is approximately 12%. The annual rental rates for the class “B” medical buildings range from $15.00 per square foot to $17.40 per square foot on a modified gross basis (tenant pays interior janitorial costs).

The occupancy level for each of the five years ended December 31, 2003, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot, were as follows:

	Occupancy Level Percentage	Average Annual Effective Rent Per Square Foot
2003	87%	$20.55
2002	86%	$19.17
2001	81%	$18.84
2000	69%	$18.46
1999	65%	$18.00

Annual effective rent is calculated by dividing the aggregate of annualized current monthly rental income for each tenant by the total square feet occupied at the property.

The current annual rental rates for this property range from $17 to $30 per square foot.

The current annual rental rates at Bristol Medical Center are slightly higher than the market average as the leases in effect are older and were signed at a time when market rates were higher. Consequently, as tenants leases expire, rental rates may decline slightly but are expected to increase over the next few years as older buildings are replaced by newer buildings in the submarket combined with an improvement in the economy. Bristol Medical Center benefits from its high-visibility location on heavily traveled Bristol Street, a main thoroughfare which runs from downtown Santa Ana to South Coast Plaza in Costa Mesa. There is excellent public transportation with a bus stop directly in front of the property and ample parking for medical tenants. A new stop-light has been installed at the intersection directly in front of the property which improves the ingress and egress to the property.

There are two tenants that occupy more than ten percent of the net rentable square footage of the Bristol Medical Center. The principal terms of the leases and the nature of the tenants’ businesses are as follows:

Bristol Medical Clinic

Nature of Business:	Medical clinic
Lease Term:	7 years
Expiration Date:	December 31, 2007
Square Feet:	13,674
(% of rentable total):	27%
Annual Rent:	$257,000
Rent Increase:	3% annually
Renewal Options:	None

The Richli Group, LLC

Nature of Business:	Comprehensive Addiction Center
Lease Term:	5 years
Expiration Date:	October 31, 2008
Square Feet:	6,854
(% of rentable total):	13%
Annual Rent:	$132,000
Rent Increase:	3% annually
Renewal Options:	None

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Partnership’s Common Equity and Related Stockholder Matters

Market Information

There is no established trading market for the Units.

Holders

As of December 31, 2003, a total of 1,052 persons (Limited Partners) held Units.

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

The following distributions of Cash From Operations were made by the Partnership during the three most recent fiscal years:

Date of Distribution	Amount Distributed to Limited Partners	Amount Distributed Per Unit	Amount Distributed to General Partner
08/29/03	$ 135,600	$ 10.33	—
02/26/03	$ 135,600	$ 10.22	—
08/29/02	$ 135,600	$ 10.10	—
02/26/02	$ 135,600	$ 10.00	—
08/29/01	$ 138,330	$ 10.00	—
02/26/01	$ 138,330	$ 10.00	—

Of the total distributions noted above, $3.34, $4.76, and $7.18 per unit represented a return of capital for the fiscal years ended December 31, 2003, 2002 and 2001, respectively.

Item 6. Selected Financial Data

The following is selected financial data for each of the five years in the period ended December 31, 2003 (in thousands, except per Unit data):

	2003	2002	2001	2000	1999
Rental income	$1,278	$1,136	$968	$859	$868
Net income	$228	$208	$178	$173	$391
Net income allocable to limited partners	$226	$206	$176	$171	$387
Net income per limited partnership unit	$17.21	$15.34	$12.82	$11.94	$26.59
Total assets	$4,721	$4,871	$4,998	$5,149	$5,488
Cash distributions per limited partnership unit	$20.55	$20.10	$20.00	$20.00	$61.90

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Partnership’s financial statements and notes thereto in Item 15 of Part IV:

Results of Operations

2003 versus 2002

Rental income increased $142,000, or 13%, for the year ended December 31, 2003, compared to the year ended December 31, 2002, primarily as a result of overall increases in occupancy at Bristol Medical Center. Occupancy stood at 92% in March 2003, and increased to 100% in June 2003. Occupancy then decreased to 78% when the lease of a tenant, St. Jude Heritage Health, expired on August 31, 2003. Occupancy rates returned to 92% in October and November 2003.

Occupancy rates at the Partnership’s rental properties for the years ended December 31, 2003 and 2002 were as follows:

	2003	2002
Bristol Medical Center	87%	86%
Wakefield Building	100%	100%
Total weighted average occupancy	94%	93%

Operating expenses increased $61,000, or 13%, for the year ended December 31, 2003, compared to the year ended December 31, 2002, primarily due to increases in special assessment property taxes, utility and janitorial costs and reserves for bad debt, offset by a property tax refund from a tax appeal for Bristol Medical Center.

Depreciation and amortization expense increased $47,000, or 17%, for the year ended December 31, 2003, compared to December 31, 2002, primarily due to additions to rental properties.

General and administrative expenses increased $10,000, or 5%, during the year ended December 31, 2003, compared to the year ended December 31, 2002, primarily due to an increase in postage costs associated with investor relation service expenses.

2002 versus 2001

Rental income increased $168,000, or 17%, for the year ended December 31, 2002, compared to the year ended December 31, 2001, primarily due to an approximately 20% increase in occupancy at Bristol Medical Center in May 2001.

Occupancy rates at the Partnership’s rental properties for the years ended December 31, 2002 and 2001 were as follows:

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

Liquidity and Capital Resources

On April 21, 1989, the Partnership was funded from the sale of 14,559 limited partnership units (“Units”) in the amount of $14,559,000. Four Units were retired in 1990. As of December 31, 2003, a total of 1,589 Units have been repurchased and 12,966 Units remain outstanding.

As of December 31, 2003, the Partnership had cash of $348,000. The remainder of the Partnership’s assets consists primarily of its real estate investments, which totaled approximately $4,177,000 at December 31, 2003.

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at December 31, 2003 for the May 1999 sale of Aztec Village Shopping Center. Upon the sale of a Partnership property, the Partnership Agreement entitles the General Partner to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the Partnership’s financial statements; however, the amount will be recorded if and when it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash generated from operating the rental properties. Cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund distributions to the limited partners. Another source of funds has been the interest earned on invested cash balances.

Management believes that the Partnership’s cash balance as of December 31, 2003, together with the cash from operations, will be sufficient to finance the Partnership’s and the properties continued operations on both a short-term and long-term basis. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Operating Activities

During the year ended December 31, 2003, the Partnership’s cash provided by operating activities totaled $379,000.

The $69,000 increase in deferred costs at December 31, 2003, compared to December 31, 2002, was due to $118,000 of lease commissions paid for new and renewal leases, offset by $49,000 of amortization expense.

The $40,000 increase in prepaid expenses and other assets at December 31, 2003, compared to December 31, 2002, was primarily due to an increase in tenant rents receivable recognized on a straight line basis.

The $13,000 decrease in accounts payable and other liabilities at December 31, 2003, compared to December 31, 2002, was primarily due to payments of audit fees and redemptions.

Investing Activities

During the year ended December 31, 2003, the Partnership’s cash used for investing activities totaled $378,000 for improvement of the rental properties.

Financing Activities

During the year ended December 31, 2003, the Partnership’s cash used for financing activities totaled $365,000 which consisted of $271,000 of distributions to the Limited Partners, and $94,000 paid to redeem 313 limited partnership units (“Units”).

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on FIN 46 or FIN 46 Revised. However, FIN 46 Revised must be applied no later than the first quarter of fiscal 2004. VIEs created after January 1, 2004 must be accounted for under FIN 46 Revised. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under FIN 46 Revised’s provisions no later than the first quarter of fiscal 2004. The Partnership has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. The adoption of FIN 46 will not have a material impact on the financial statements of the Partnership.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB under FSP 150-3. This standard did not have a material impact on the Partnership’s financial position or results of operations.

Item 7A. Qualitative and Quantitative Information About Market Risk

As of December 31, 2003, the Partnership had cash equivalents of $200,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. The Partnership does not own any derivative instruments. Declines in interest rates over time would reduce Partnership interest income.

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

Item 9A. Controls and procedures

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

Part III

Item 10. Directors and Executive Officers of the Partnership

Rancon Income Partners I, L.P. is the General Partner of the Partnership. Daniel L. Stephenson and Rancon Financial Corporation (“RFC”) are the General Partners of Rancon Income Partners I, L.P. The executive officer and director of RFC is Daniel L. Stephenson who is Director, President, Chief Executive Officer and Chief Financial Officer.

Mr. Stephenson founded RFC in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.

Item 11. Executive Compensation

The Partnership has no executive officers. For information relating to fees, compensation, reimbursements and distributions paid to related parties, reference is made to Item 13 below.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Beneficial Ownership	Amount and Nature of Percent of Class
Units	Daniel L. Stephenson	3 Units (trust)	Less than 1 percent

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

Item 13. Certain Relationships and Related Transactions

For the year ended December 31, 2003, the Partnership did not incur any costs reimbursable to RFC or any affiliate of the Partnership.

Item 14. Principal Accountant Fees and Services

The Partnership was billed for each of the last two calendar years for professional services rendered by the principal accountant in connection with the audit of the annual financial statements on Form 10-K and the quarterly financial statements on Form 10-Q in the amount of $21,000 and $19,400 in 2003 and 2002, respectively.

Part IV

Item 15. Exhibits, Financial Statements, Schedule and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedule:

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2003 and Notes thereto

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

10.3	Agreement for Acquisition of Management Interests, dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference).

31.1	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32.1	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON INCOME FUND I,
a California Limited Partnership
(Partnership)

	By:	RANCON INCOME PARTNERS I, L.P.
General Partner

Date: March 30, 2004	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson,
Director, President, Chief Executive Officer and
Chief Financial Officer of
Rancon Financial Corporation,
General Partner of
Rancon Income Partners I, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

	By:	RANCON INCOME PARTNERS I, L.P.
General Partner

Date: March 30, 2004	By:	/s/ Daniel L. Stephenson
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

Independent Auditors’ Report

The General Partner

RANCON INCOME FUND I, A California Limited Partnership:

We have audited the accompanying balance sheets of RANCON INCOME FUND I, a California Limited Partnership, as of December 31, 2003 and 2002, and the related statements of operations, partners’ equity, and cash flows for each of the years in the two-year period ended December 31, 2003. In connection with our audits of the 2003 and 2002 financial statements, we have also audited the related 2003 and 2002 information in the financial statement schedule listed in the accompanying index to the financial statements and schedule. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these 2003 and 2002 financial statements and financial statement schedule based on our audits. The 2001 financial statements and financial statement schedule of RANCON INCOME FUND I, a California Limited Partnership, as listed in the accompanying index, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated February 1, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of RANCON INCOME FUND I, a California Limited Partnership, as of December 31, 2003, and 2002, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2003 and 2002 information in the financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

San Francisco, California

February 4, 2004

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

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Balance Sheets

December 31, 2003 and 2002

(in thousands, except units outstanding)

	December 31, 2003	December 31, 2002

Assets

Real estate investments:
Rental properties	$6,900	$6,522
Accumulated depreciation	(2,723)	(2,450)

Rental properties, net	4,177	4,072

Cash and cash equivalents	348	712
Deferred costs, net of accumulated amortization of $148 and $99 at December 31, 2003 and 2002, respectively	123	54
Prepaid expenses and other assets	73	33

Total assets	$4,721	$4,871

Liabilities and Partners’ Equity

Liabilities:
Accounts payable and other liabilities	$34	$48
Security deposits	84	83

Total liabilities	118	131

Commitments and contingent liabilities (Note 5)

Partners’ Equity:
General partner	(185)	(187)
Limited partners, 12,966 and 13,279 limited partnership units outstanding at December 31, 2003, and 2002, respectively	4,788	4,927

Total partners’ equity	4,603	4,740

Total liabilities and partners’ equity	$4,721	$4,871

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Statements of Operations

For the years ended December 31, 2003, 2002 and 2001

(in thousands, except per unit and unit amounts)

	2003	2002	2001
Revenue

Rental income	$1,278	$1,136	$968
Interest and other income	7	11	26

Total revenue	1,285	1,147	994

Expenses

Operating	532	471	386
Depreciation and amortization	322	275	222
General and administrative	203	193	208

Total expenses	1,057	939	816

Net income	$228	$208	$178

Basic and diluted net income per limited partnership unit	$17.21	$15.34	$12.82

Weighted average number of limited partnership units outstanding during each period	13,131	13,429	13,732

The accompanying notes are an integral part of these financial statements

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Statements of Partners’ Equity

For the years ended December 31, 2003, 2002 and 2001

(in thousands)

	General Partner	Limited Partners	Total
Balance at December 31, 2000	$(191)	$5,237	$5,046

Retirement of limited partnership units	—	(70)	(70)

Distributions ($20.00 per limited partnership unit)	—	(277)	(277)

Net income	2	176	178

Balance at December 31, 2001	(189)	5,066	4,877

Retirement of limited partnership units	—	(74)	(74)

Distributions ($20.10 per limited partnership unit)	—	(271)	(271)

Net income	2	206	208

Balance at December 31, 2002	(187)	4,927	4,740

Retirement of limited partnership units	—	(94)	(94)

Distributions ($20.55 per limited partnership unit)	—	(271)	(271)

Net income	2	226	228

Balance at December 31, 2003	$(185)	$4,788	$4,603

The accompanying notes are an integral part of these financial statements

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001
Cash flows from operating activities:

Net income	$228	$208	$178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	322	275	222
Changes in certain assets and liabilities:
Deferred costs	(118)	(24)	(39)
Prepaid expenses and other assets	(40)	(19)	4
Accounts payable and other liabilities	(12)	5	3
Security deposits	(1)	5	15

Net cash provided by operating activities	379	450	383

Cash flows used for investing activities:
Additions to real estate investments	(378)	(141)	(219)

Cash flows from financing activities:

Distributions to Limited Partners	(271)	(271)	(277)
Retirement of limited partnership units	(94)	(74)	(70)

Net cash used for financing activities	(365)	(345)	(347)

Net decrease in cash and cash equivalents	(364)	(36)	(183)

Cash and cash equivalents at beginning of year	712	748	931

Cash and cash equivalents at end of year	$348	$712	$748

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Note to Financial Statements

December 31, 2003 and 2002

Note 1. ORGANIZATION

Rancon Income Fund I, a California Limited Partnership, (“the Partnership”) was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (the General Partner) and Daniel Lee Stephenson, the initial limited partner, who indirectly owns and controls the General Partner. The General Partner and its affiliates are hereinafter referred to as the Sponsor. At December 31, 2003 and 2002, 12,966 and 13,279 units were issued and outstanding, respectively.

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

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Note to Financial Statements

December 31, 2003 and 2002

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

Effective July 1, 1999, the agreement was further amended to: (i) reduce the asset administration fee to $100,000 plus CPI annually ($105,000 and $103,000 as of December 31, 2003, and 2002, respectively); (ii) increase the sales fee for improved properties from 2% to 3% and (iii) reduce the management fee applicable to Wakefield Industrial Center from 5% to 3% of the gross rental receipts. The Partnership will also pay Glenborough: (i) a sales fees of 4% for land; (ii) a refinancing fee of 1% and (iii) a management fee of 5% of gross rental receipts from Bristol Medical Center. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of the Partnership or RFC.

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

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Note to Financial Statements

December 31, 2003 and 2002

Cash and Cash Equivalents

The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days when purchased to be cash equivalents.

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, prepaid expenses and other assets, accounts payable and other liabilities and security deposits, recorded amounts approximate fair value due to the relatively short maturity period.

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

Concentration Risk

Two tenants represented 44% of rental income for the year ended December 31, 2003. Three tenants represented 65% and 62% of rental income for the years ended December 31, 2002 and 2001, respectively.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on FIN 46 or FIN 46 Revised. However, FIN 46 Revised must be

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Note to Financial Statements

December 31, 2003 and 2002

applied no later than the first quarter of fiscal 2004. VIEs created after January 1, 2004 must be accounted for under FIN 46 Revised. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under FIN 46 Revised’s provisions no later than the first quarter of fiscal 2004. The Partnership has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. The adoption of FIN 46 will not have a material impact on the financial statements of the Partnership.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB under FSP 150-3. This standard did not have a material impact on the Partnership’s financial position or results of operations.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consist of the following at December 31, 2003 and 2002:

	2003	2002
Land	$1,928,000	$1,928,000
Buildings and improvements	3,872,000	3,662,000
Tenant improvements	1,100,000	932,000

	6,900,000	6,522,000
Less: accumulated depreciation	(2,723,000)	(2,450,000)

Total	$4,177,000	$4,072,000

None of the Partnership’s properties are encumbered by debt as of December 31, 2003 and 2002.

Note 4. LEASES

The Partnership’s rental properties are leased under non-cancelable operating leases that expire on various dates through 2008 and thereafter. Minimum future rents under non-cancelable operating leases as of December 31, 2003 are as follows:

2004	$1,060,000
2005	851,000
2006	778,000
2007	753,000
2008	354,000
Thereafter	323,000

Total	$4,119,000

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $116,000, $74,000, and $43,000 for the years ended December 31, 2003, 2002, and 2001, respectively. These amounts are included in the accompanying statements of operations.

Note 5. COMMITMENTS AND CONTINGENT LIABILITIES

General Uninsured Losses

The Partnership carries property and liability insurance with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Should the properties sustain damage as a result of an earthquake or flood, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Note to Financial Statements

December 31, 2003 and 2002

Additionally, the Partnership has elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002; however, the Partnership’s policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, the Partnership could lose some or all of its capital investment, cash flow and anticipated profits related to the properties.

Other Matters

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at December 31, 2003 for the May 1999 sale of Aztec Village. Upon the sale of a Partnership property, the Partnership Agreement entitles the General Partner to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded if and when it becomes payable.

Note 6. TAXABLE INCOME

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly.

The following is a reconciliation of the net income for financial reporting purposes to the estimated taxable income, for the years ended December 31, 2003, 2002 and 2001, determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2003	2002	2001
Net income as reported in the accompanying financial statements	$228	$208	$178
Financial reporting depreciation in excess of tax depreciation*	119	96	60
Operating revenues and expenses reported in a different period for tax than financial reporting, net*	(7)	16	(25)

Net income for federal income tax purposes*	$340	$320	$213

The following is a reconciliation as of December 31, 2003 and 2002 of partners’ equity for financial reporting purposes to estimated partners’ equity for federal income tax purposes (in thousands):

	2003	2002
Partners’ equity as reported in the accompanying financial statements	$4,603	$4,740
Cumulative provision for impairment of investments in real estate	2,096	2,096
Financial reporting depreciation in excessof tax reporting depreciation*	625	506
Operating expenses recognized in a different period for financial reporting than for tax reporting, net*	56	72

Partners’ equity for federal income tax purposes*	$7,380	$7,414

*	Unaudited

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Note to Financial Statements

December 31, 2003 and 2002

Note 7. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2003	June 30, 2003	Sept 30, 2003	Dec 31, 2003
Revenues
Rental income	$287	$361	$307	$323
Interest and other income	3	1	1	2

Total revenues	290	362	308	325

Expenses
Operating	119	136	128	149
Depreciation and amortization	74	74	82	92
General and administrative	48	49	52	54

Total expenses	241	259	262	295

Net income	$49	$103	$46	$30

Basis and diluted net income per limited partnership unit	$3.69	$7.64	$3.54	$2.34

Weighted average number of limited partnership units outstanding during each period	13,267	13,212	13,067	12,978

	Quarter Ended (unaudited)
	March 31, 2002	June 30, 2002	Sept 30, 2002	Dec 31, 2002
Revenues
Rental income	$278	$302	$268	$288
Interest and other income	3	2	3	3

Total revenues	281	304	271	291

Expenses
Operating	110	99	137	125
Depreciation and amortization	63	69	71	72
General and administrative	47	46	47	53

Total expenses	220	214	255	250

Net income	$61	$90	$16	$41

Basis and diluted net income per limited partnership unit	$4.43	$6.61	$1.21	$3.09

Weighted average number of limited partnership units outstanding during each period	13,546	13,435	13,412	13,323

RANCON INCOME FUND I,

A California Limited Partnership

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(In Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2003
Description	Encum- brances	Land	Buildings and Improve- ments	Improve- ments	Carrying Cost	Land	Building and Improve- ments	(1) Total	Accumu- lated Depreciation	Date Construction Began	Date Acquired	Life Depreciated Over
Rental Properties:
Wakefield Facility	$—	$666	$1,118	$133	$—	$666	$1,251	$1,917	$510	N/A	4/20/87	5 -40 years
Less: Provisions for impairment in real estate	—	—	—	(175)	—	(61)	(114)	(175)	—
Bristol Medical Center	—	1,937	3,327	1,815	—	1,937	5,142	7,079	2,213	N/A	5/04/88	5 -40 years
Less: Provision for impairment in real estate	—	—	—	(1,921)	—	(614)	(1,307)	(1,921)	—

Total	$—	$2,603	$4,445	$(148)	$—	$1,928	$4,972	$6,900	$2,723

(1)	The aggregate cost of land and buildings for Federal income tax purposes is $9,058 (unaudited).

(continued)

NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Reconciliation of the gross amount at which real estate was carried for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Investment in Real Estate
Balance at beginning of year	$6,522	$6,381	$6,162
Additions during year:
Improvements, etc.	378	141	219

Balance at end of year	$6,900	$6,522	$6,381

Accumulated Depreciation
Balance at beginning of year	$2,450	$2,204	$1,998
Additions charged to expense	273	246	206

Balance at end of year	$2,723	$2,450	$2,204

See accompanying Independent Auditors’ Report.