Form 10-Q
period 2004-03-31
RANCON INCOME FUND I
filed 2004-05-14
CIK 791996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Total number of units outstanding as of May 14, 2004: 12,757

INDEX

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31, 2004	December 31, 2003
Assets

Investments in real estate:
Rental properties	$6,970	$6,900
Accumulated depreciation	(2,801)	(2,723)

Rental properties, net	4,169	4,177

Cash and cash equivalents	146	348
Deferred costs, net of accumulated amortization of $162 and $148 at March 31, 2004 and December 31, 2003, respectively	111	123
Prepaid expenses and other assets	109	73

Total assets	$4,535	$4,721

Liabilities and Partners’ Equity

Liabilities:
Accounts payable and other liabilities	$45	$34
Security deposits	79	84

Total liabilities	124	118

Commitments and contingent liabilities (Note 4)

Partners’ Equity:
General Partner	(185)	(185)
Limited Partners, 12,788 and 12,966 limited partnership units outstanding at March 31, 2004 and December 31, 2003, respectively	4,596	4,788

Total partners’ equity	4,411	4,603

Total liabilities and partners’ equity	$4,535	$4,721

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Statements of Operations

(in thousands, except per unit and unit amounts)

(Unaudited)

	Three months ended March 31,
	2004	2003
Revenue
Rental income	$297	$287
Interest and other income	1	3

Total revenue	298	290

Expenses
Operating	124	119
Depreciation and amortization	92	74
General and administrative	49	48

Total expenses	265	241

Net income	$33	$49

Basic and diluted net income per limited partnership unit	$2.57	$3.69

Weighted average number of limited partnership units outstanding during each period	12,845	13,267

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Statement of Partners’ Equity

For the three months ended March 31, 2004

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance at December 31, 2003	$(185)	$4,788	$4,603
Redemption of limited partnership units	—	(72)	(72)
Distributions ($11.80 per limited partnership unit)	—	(153)	(153)
Net income	—	33	33

Balance at March 31, 2004	$(185)	$4,596	$4,411

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$33	$49
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92	74
Changes in certain assets and liabilities:
Deferred costs	(2)	(15)
Prepaid expenses and other assets	(36)	14
Accounts payable and other liabilities	11	52
Security deposits	(5)	2

Net cash provided by operating activities	93	176

Cash flows used for investing activities:
Additions to real estate investments	(70)	(180)

Cash flows from financing activities:
Distributions to limited partners	(153)	(135)
Redemption of limited partnership units	(72)	(7)

Net cash used for financing activities	(225)	(142)

Net decrease in cash and cash equivalents	(202)	(146)

Cash and cash equivalents at beginning of period	348	712

Cash and cash equivalents at end of period	$146	$566

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

(Unaudited)

Note 1. ORGANIZATION

Rancon Income Fund I, a California Limited Partnership (“the Partnership”) was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (the General Partner) and Daniel L. Stephenson and Rancon Financial Corporation (RFC), the initial limited partner, who indirectly owns and controls the General Partner. RFC is wholly-owned by Daniel L. Stephenson. The General Partner and its affiliates are hereinafter referred to as the Sponsor or the General Partner. The Partnership has no employees.

During the three months ended March 31, 2004, 178 Units were redeemed at an average price of $409. At March 31, 2004, there were 12,788 Units outstanding.

In the opinion of RFC, the General Partner and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Partnership as of March 31, 2004, and December 31, 2003, and the related statements of operations for the three months ended March 31, 2004 and 2003, partners’ equity for the three months ended March 31, 2004, and cash flows for the three months ended March 31, 2004 and 2003.

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

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

(Unaudited)

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

Management Agreement

Effective January 1, 1995, Glenborough Corporation (“GC”) entered into an agreement with the Partnership and other related Partnerships (collectively, the “Rancon Partnerships”) to perform or contract on the Partnership’s behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January1, 1998, the agreement was amended to eliminate GC’s responsibility for providing investor relation services and Preferred Partnership Services, Inc., a California corporation unaffiliated with the Partnership, contracted to assume the investor relations services. In October 2000, GC merged into Glenborough.

Effective July 1, 1999, the agreement was further amended to: (i) reduce the asset administration fee to $100,000 plus CPI annually ($26,800 and $26,200 for the quarter ended March 31, 2004 and 2003, respectively); (ii) increase the sales fee for improved properties from 2% to 3%; and (iii) reduce the management fee applicable to Wakefield Industrial Center from 5% to 3% of the gross rental receipts. The Partnership will also pay Glenborough: (i) a sales fees of 4% for land; (ii) a refinancing fee of 1%; and (iii) a management fee of 5% of gross rental receipts from Bristol Medical Center. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of the Partnership or RFC.

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

(Unaudited)

Depreciation is provided using the straight-line method over useful lives ranging from five to forty years for the respective assets.

Cash and Cash Equivalents

The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days when purchased to be cash equivalents. As of March 31, 2004, the Partnership does not own any certificates of deposit, and or money market funds.

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

Concentration Risk

Three tenants represented 55% and 60% of rental income for the three months ended March 31, 2004 and 2003, respectively.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

(Unaudited)

in multiple effective dates based on the nature as well as the creation date of the VIE. However, FIN 46 Revised must be applied no later than the first quarter of fiscal 2004. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. The Partnership has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. The adoption of FIN 46 Revised did not have any impact on the financial statements of the Partnership, since the Partnership has not entered into any arrangements with VIEs.

Reference to 2003 audited financial statements

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 2003 audited financial statements on Form 10-K.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at March 31, 2004 and December 31, 2003:

	2004	2003
Land	$1,928,000	$1,928,000
Buildings and improvements	3,884,000	3,872,000
Tenant improvements	1,158,000	1,100,000

	6,970,000	6,900,000
Less: accumulated depreciation	(2,801,000)	(2,723,000)

Total	$4,169,000	$4,177,000

None of the Partnership’s properties are encumbered by debt as of March 31, 2004 and December 31, 2003.

Note 4. COMMITMENTS AND CONTINGENT LIABILITIES

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

Other Matters

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at March 31, 2004 for the May 1999 sale of Aztec Village. Upon the sale of a Partnership property, the Partnership Agreement entitles the General Partner to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded if and when it becomes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Background

Rancon Income Fund I, a California Limited Partnership, (“the Partnership”) was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The General Partner of the Partnership is Rancon Income Partners I (“General Partner”). The Partnership was organized in 1986 and completed its public offering of partnership units (“Units”) in April 1989. As of March 31, 2004 and December 31, 2003, there were 12,788 and 12,966 Units outstanding, respectively. The Partnership has no employees.

Overview

As of March 31, 2004, the Partnership owns the properties listed below:

Name	Location	Type	Size	Encumbrances at March 31, 2004
Wakefield Industrial Center	Temecula, California	Light Industrial	44,200 sq. ft.	None
Bristol Medical Center	Santa Ana, California	Office	52,311 sq. ft.	None

Occupancy rates at the Partnership’s rental properties were as follows:

	March 31,
	2004	2003
Wakefield Building	100%	100%
Bristol Medical Center	87%	92%

Total weighted average occupancy	93%	96%

Wakefield Industrial Center

In April 1987, the Partnership acquired the Wakefield facility, at a cost of approximately $1,899,000 plus acquisition fees of $87,000. The Wakefield property consists of three parcels totaling approximately 3.99 acres of land. Two buildings are constructed on two of the parcels with the remaining parcel served as a parking lot between the buildings. The property is located in Temecula, California, on the west side of Jefferson Avenue, approximately 500 feet west of the Interstate 15 highway in an area that is zoned for “medium manufacturing”. Temecula Valley submarket is continuing to grow. As the population increases, the demand for commercial and industrial space, as well as the rental rates, is expected to increase.

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

The lease term of Wakefield will expire at the end of 2004. Management is currently negotiating with the tenant for a new term.

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

There are two tenants that occupy more than ten percent of the net rentable square footage of Bristol Medical Center. The principal terms of the leases and the nature of the tenants’ businesses are as follows:

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

Results of Operations

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003.

Rental income increased $10,000, or 3%, for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, primarily due to an increase in rental rates and tenant rents recognized on a straight line basis, offset by a decrease in occupancy at Bristol Medical Center.

Depreciation and amortization expense increased $18,000, or 24%, for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, primarily due to additions to tenant improvements and lease commissions.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2003 audited financial statements and the notes thereto.

On April 21, 1989, Rancon Income Fund I (“the Partnership”) was funded from the sale of 14,559 limited partnership units (“Units”) in the amount of $14,559,000. Four Units were retired in 1990. Prior to 2004, a total of 1,589 Units were redeemed. During the three months ended March 31, 2004, 178 Units were redeemed at an average price of $409. As of March 31, 2004, there were 12,788 Units outstanding.

As of March 31, 2004, the Partnership had cash of $146,000. The remainder of the Partnership’s assets consists primarily of its real estate investments, which totaled approximately $4,169,000 as of March 31, 2004.

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at March 31, 2004 for the May 1999 sale of Aztec Village Shopping Center. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the Partnership’s financial statements; however, the amount will be recorded if and when it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash generated from operating its rental properties. Cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund distributions to the limited partners.

Management believes that the Partnership’s cash balance at March 31, 2004, together with the cash from operations, will be sufficient to finance the Partnership’s and the properties continued operations on both a short-term and long-term basis. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Operating Activities

During the three months ended March 31, 2004, the Partnership’s cash provided by operating activities totaled $93,000.

The $36,000 increase in prepaid expenses and other assets at March 31, 2004, compared to December 31, 2003, was primarily due to prepayments of property taxes, an increase in tenant rents receivable recognized on a straight line basis, offset by collection of tenant rents receivable.

The $11,000 increase in accounts payable and other liabilities at March 31, 2004, compared to December 31, 2003, was primarily due to an increase in accruals for building operating expenses and unit redemptions.

Investing Activities

During the three months ended March 31, 2004, the Partnership’s cash used for investing activities totaled $70,000 for improvement of the rental properties.

Financing Activities

During the three months ended March 31, 2004, the Partnership’s cash used for financing activities totaled $225,000 which consisted of $153,000 of distributions to the Limited Partners, and $72,000 paid to redeem 178 limited partnership Units.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	The Partnership’s belief that certain claims and lawsuits which have arisen against it in the normal course of business will not have a material adverse effect on its financial position, cash flow or results of operations;

•	The Partnership’s expectation to meet its short-term liquidity requirements generally through its cash generated by operations; and

•	The Partnership’s belief that cash generated by its operations will be adequate to meet its operating requirements in both the short and the long-term.

All forward-looking statements included in this document are based on information available to the Partnership on the date hereof. It is important to note that the Partnership’s actual results could differ materially from those stated or implied in such forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	market fluctuations in rental rates and occupancy;

•	reduced demand for rental space;

•	defaults or non-renewal of leases by customers;

•	availability and credit worthiness of prospective tenants;

•	differing interpretations of lease provisions regarding recovery of expenses;

•	increased operating costs;

•	the unpredictability of both the frequency and final outcome of litigation;

•	the unpredictability of changes in accounting rules;

•	failure of market conditions and occupancy levels to improve in certain geographic areas; and

•	continuing threat of terrorist attacks.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed below under Risk Factors. The Partnership assumes no obligation to update any forward looking-statement or statements.

Risk Factors

Market Fluctuations in Rental Rates and Occupancy Could Adversely Affect Our Operations

As leases turn over, our ability to re-lease the space to existing or new tenants at rates equal to or greater than those realized historically is impacted by, among other things, the economic conditions of the market in which a property is located, the availability of competing space (including sublease space offered by tenants who have vacated space in competing buildings prior to the expiration of their lease term), and the level of improvements which may be required at the property. We cannot assure you that the rental rates we obtain in the future will be equal to or greater than those obtained under existing contractual commitments. If we cannot lease all or substantially all of the expiring space at our properties promptly, or if the rental rates are significantly lower than expected, then our results of operations and financial condition could be negatively impacted.

Tenants’ Defaults Could Adversely Affect Our Operations

Our ability to manage our assets is subject to federal bankruptcy laws and state laws that limit creditors’ rights and remedies available to real property owners to collect delinquent rents. If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that tenant. We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code will apply, which in some instances may restrict the amount and recoverability of our claims against the tenant. A tenant’s default on its obligations to us could adversely affect our results of operations and financial condition.

Potential Liability Due to Environmental Matters

Under federal, state and local laws relating to protection of the environment, or Environmental Laws, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of petroleum products or other hazardous or toxic substances on the property. These owners may be required to investigate and clean-up the contamination on the property as well as the contamination which has migrated from the property. Environmental Laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of, or was responsible for, the presence of the contamination. This liability may be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. In addition, the owner or operator of a property may be subject to claims by third parties based on personal injury, property damage and/or other costs, including investigation and clean-up costs, resulting from environmental contamination. Environmental Laws may also impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated. These restrictions may require expenditures. Under the Environmental Laws, any person who arranges for the transportation, disposal or treatment of hazardous or toxic substances may also be liable for the costs of investigation or clean-up of those substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by that person.

Our tenants generally are required by their leases to operate in compliance with all applicable Environmental Laws, and to indemnify us against any environmental liability arising from their activities on the properties. However, we could be subject to strict liability by virtue of our ownership interest in the properties. Also, tenants may not satisfy their indemnification obligations under the leases. We are also subject to the risk that:

•	any environmental assessments of our properties may not have revealed all potential environmental liabilities,

•	any prior owner or prior or current operator of these properties may have created an environmental condition not known to us, or

•	an environmental condition may otherwise exist as to any one or more of these properties.

Any one of these conditions could have an adverse effect on our results of operations and financial condition. Moreover, future environmental laws, ordinances or regulations may have an adverse effect on our results of operations and financial condition. Also, the current environmental condition of those properties may be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us.

Environmental Liabilities May Adversely Affect Operating Costs and Ability to Borrow

The obligation to pay for the cost of complying with existing Environmental Laws as well as the cost of complying with future legislation may affect our operating costs. In addition, the presence of petroleum products or other hazardous or toxic substances at any of our properties, or the failure to remediate those properties properly, may adversely affect our ability to borrow by using those properties as collateral. The cost of defending against claims of liability and the cost of complying with Environmental Laws, including investigation or clean-up of contaminated property, could materially adversely affect our results of operations and financial condition.

General Risks of Ownership of Real Estate

We are subject to risks generally incidental to the ownership of real estate. These risks include:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	the impact of environmental protection laws;

•	changes in interest rates and availability of financing which may render the sale or financing of a property difficult or unattractive;

•	changes in tax, real estate and zoning laws; and

•	the creation of mechanics’ liens or similar encumbrances placed on the property by a lessee or other parties without our knowledge and consent.

Should any of these events occur, our results of operations and financial condition could be adversely affected.

Uninsured Losses May Adversely Affect Operations

We, or in certain instances, tenants of our properties, carry property and liability insurance with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, we have elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. This could have an adverse effect on our results of operations and financial condition.

Illiquidity of Real Estate May Limit Our Ability to Vary Our Portfolio

Real estate investments are relatively illiquid and, therefore, will tend to limit our ability to vary our portfolio quickly in response to changes in economic or other conditions.

Potential Liability Under the Americans With Disabilities Act

All of our properties are required to be in compliance with the Americans With Disabilities Act. The Americans With Disabilities Act generally requires that places of public accommodation be made accessible to people with disabilities to the extent readily achievable. Compliance with the Americans With Disabilities Act requirements could require removal of access barriers. Non-compliance could result in imposition of fines by the federal government, an award of damages to private litigants and/or a court order to remove access barriers. Because of the limited history of the Americans With Disabilities Act, the impact of its application to our properties, including the extent and timing of required renovations, is uncertain. Pursuant to lease agreements with tenants in certain of the “single-tenant” properties, the tenants are obligated to comply with the Americans With Disabilities Act provisions. If our costs are greater than anticipated or tenants are unable to meet their obligations, our results of operations and financial condition could be adversely affected.

Risks of Litigation

Certain claims and lawsuits have arisen against us in our normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations.

Item 3. Qualitative and Quantitative Information About Market Risk

The Partnership does not own any derivative instruments, and does not have any debt obligations.

Item 4. Controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision of the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Certain claims and lawsuits have arisen against the Partnership in its normal course of business. The Partnership believes that such claims and lawsuits will not have a material adverse effect on the Partnership’s financial position, cash flow or results of operations..

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

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

	By:	RANCON INCOME PARTNERS I, L.P.
General Partner

Date: May 14, 2004	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson
Director, President, Chief Executive Officer
and Chief Financial Officer of Rancon
Financial Corporation, General Partner of
Rancon Income Partners I, L.P.