Form 10-Q
period 2004-06-30
RANCON INCOME FUND I
filed 2004-08-13
CIK 791996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Total number of units outstanding as of August 12, 2004: 12,737

INDEX

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Investments in real estate:
Rental properties	$7,033	$6,900
Accumulated depreciation	(2,875)	(2,723)

Rental properties, net	4,158	4,177
Cash and cash equivalents	216	348
Deferred costs, net of accumulated amortization of $166 and $148 at June 30, 2004 and December 31, 2003, respectively	65	123
Prepaid expenses and other assets	70	73

Total assets	$4,509	$4,721

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and other liabilities	$30	$34
Security deposits	70	84

Total liabilities	100	118

Commitments and contingent liabilities (Note 4)

Partners’ Equity:
General Partner	(185)	(185)
Limited partners, 12,749 and 12,966 limited partnership units outstanding at June 30, 2004 and December 31, 2003, respectively	4,594	4,788

Total partners’ equity	4,409	4,603

Total liabilities and partners’ equity	$4,509	$4,721

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Statements of Operations

(in thousands, except per unit and units amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue
Rental income	$341	$361	$638	$648
Interest and other income	—	1	1	4

Total revenues	341	362	639	652

Expenses
Operating	149	136	273	255
Depreciation and amortization	126	74	218	148
General and administrative	52	49	101	97

Total expenses	327	259	592	500

Net income	$14	$103	$47	$152

Basic and diluted net income per limited partnership unit	$1.09	$7.68	$3.64	$11.37

Weighted average number of limited partnership units outstanding during each period	12,752	13,212	12,798	13,239

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Statement of Partners’ Equity

For the six months ended June 30, 2004

(in thousands)

(Unaudited)

	General Partners	Limited Partners	Total
Balance (deficit) at December 31, 2003	$(185)	$4,788	$4,603
Redemption of Limited Partnership Units	—	(88)	(88)
Distributions ($11.80 per limited partnership unit)	—	(153)	(153)
Net income	—	47	47

Balance (deficit) at June 30, 2004	$(185)	$4,594	$4,409

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$47	$152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218	148
Changes in certain assets and liabilities:
Deferred costs	(8)	(65)
Prepaid expenses and other assets	3	5
Accounts payable and other liabilities	(4)	27
Security deposits	(14)	(13)
Prepaid rent	—	41

Net cash provided by operating activities	242	295

Cash flows used for investing activities:
Additions to real estate investments	(133)	(254)

Cash flows from financing activities:
Distributions to limited partners	(153)	(135)
Redemption of limited partnership units	(88)	(46)

Net cash used for financing activities	(241)	(181)

Net decrease in cash and cash equivalents	(132)	(140)
Cash and cash equivalents at beginning of period	348	712

Cash and cash equivalents at end of period	$216	$572

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

During the six months ended June 30, 2004, 217 Units were redeemed at an average price of $409. At June 30, 2004, there were 12,749 Units outstanding.

In the opinion of RFC and the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Partnership as of June 30, 2004 and December 31, 2003, and the related statements of operations for the three and six months ended June 30, 2004 and 2003, partners’ equity for the six months ended June 30, 2004, and cash flows for the six months ended June 30, 2004 and 2003.

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

Effective July 1, 1999, the agreement was further amended to: (i) reduce the asset administration fee to $100,000 plus CPI annually ($54,000 and $52,500 for the six months ended June 30, 2004 and 2003, respectively); (ii) increase the sales fee for improved properties from 2% to 3% and (iii) reduce the management fee applicable to Wakefield Industrial Center from 5% to 3% of the gross rental receipts. The Partnership will also pay Glenborough: (i) a sales fees of 4% for land; (ii) a refinancing fee of 1% and (iii) a management fee of 5% of gross rental receipts from Bristol Medical Center. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of the Partnership or RFC.

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

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

(Unaudited)

Cash and Cash Equivalents

The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days when purchased to be cash equivalents. As of June 30, 2004, the Partnership does not own any certificates of deposit, and or money market funds.

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts payable and other liabilities and security deposits, recorded amounts approximate fair value due to the relatively short maturity period.

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

Concentration Risk

Two tenants represented 47% of rental income and three tenants represented 59% of rental income for the six months ended June 30, 2004 and 2003, respectively.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. However, FIN 46 Revised must be applied

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

(Unaudited)

no later than the first quarter of fiscal 2004. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. The Partnership has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. The adoption of FIN 46 Revised did not have any impact on the financial statements of the Partnership, since the Partnership has not entered into any arrangements that are VIEs.

Reference to 2003 audited financial statements

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 2003 audited financial statements on Form 10-K.

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at June 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Land	$1,928	$1,928
Buildings and improvements	3,891	3,872
Tenant improvements	1,214	1,100

	7,033	6,900
Less: accumulated depreciation	(2,875)	(2,723)

Total	$4,158	$4,177

None of the Partnership’s properties were encumbered by debt as of June 30, 2004 and December 31, 2003.

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

Other matters

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at June 30, 2004 for the May 1999 sale of Aztec Village Shopping Center. Upon the sale of a Partnership property, the Partnership Agreement entitles the General Partner to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the conditions under which this commission would be payable have not been achieved, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded if and when it becomes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Rancon Income Fund I, a California Limited Partnership, (“the Partnership”) was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The General Partner of the Partnership is Rancon Income Partners I (“General Partner”). The Partnership was organized in 1986 and completed its public offering of partnership units (“Units”) in April 1989. As of June 30, 2004 and December 31, 2003, there were 12,749 and 12,966 Units outstanding, respectively. The Partnership has no employees.

Overview

As of June 30, 2004, the Partnership owns the properties listed below:

Name	Location	Type	Size	Encumbrances
Wakefield Industrial Center	Temecula, California	Light Industrial	44,200 sq. ft.	None
Bristol Medical Center	Santa Ana, California	Office	52,311 sq. ft.	None

Occupancy rates at the Partnership’s rental properties as of June 30, 2004 were as follows:

	2004	2003
Wakefield Building	100%	100%
Bristol Medical Center	79%	100%

Weighted average occupancy	89%	100%

Wakefield Industrial Center

In April 1987, the Partnership acquired the Wakefield facility, at a cost of approximately $1,899,000 plus acquisition fees of $87,000. The Wakefield property consists of three parcels totaling approximately 3.99 acres of land. Two buildings are constructed on two of the parcels with the remaining parcel serving as a parking lot between the buildings. The property is located in Temecula, California, on the west side of Jefferson Avenue, approximately 500 feet west of the Interstate 15 highway in an area that is zoned for “medium manufacturing”. Temecula Valley submarket is continuing to grow. As the population increases, the demand for commercial and industrial space, as well as the rental rates, are expected to increase.

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

The neighborhood surrounding Wakefield has grown over the years and now has added many retail properties which benefit from the high traffic count on Jefferson Avenue. A new retail shopping center is now located directly adjacent to Wakefield. This high-visibility location could create an opportunity for future conversion of the property to a retail/showroom use.

One tenant occupies 100% of the net rentable square footage of the property. The principal terms of the lease and the nature of the tenant’s business are as follows:

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

According to research conducted by the Partnership’s leasing director, the direct market area consists of five medical buildings totaling approximately 190,000 rentable square feet, all of which are older Class “B” Buildings. Bristol Medical Center is located on the proposed route for a mass-transit system (“Centerline Project”) which is expected to run down Bristol Street directly in front of the project. This will greatly improve access to the project from the large population base in nearby Santa Ana. Currently, total vacancy in this market is approximately 12%. The annual rental rates for the class “B” medical buildings range from $18.00 per square foot to $21.60 per square foot on a modified gross basis (tenant pays interior janitorial costs).

Bristol Medical Center benefits from its high-visibility location on heavily traveled Bristol Street, a main thoroughfare which runs from downtown Santa Ana to South Coast Plaza in Costa Mesa. There is excellent public transportation with a bus stop directly in front of the property and ample parking for medical tenants. Recently, a stop-light was installed at the intersection directly in front of the property which improves the ingress and egress to the property.

One tenant occupies more than ten percent of the net rentable square footage of Bristol Medical Center. The principal terms of the lease and the nature of the tenant’s business is as follows:

Bristol Medical Clinic

Nature of Business:	Medical clinic
Lease Term:	7 years
Expiration Date:	December 31, 2007
Square Feet:	13,674
(% of rentable total):	27%
Annual Rent:	$257,000
Rent Increase:	3% annually
Renewal Options:	None

In June 2004, a tenant at Bristol Medical Center, The Richli Group, defaulted on their lease of a 6,854 square foot space due to their inability to obtain the required operating licenses to run a medical clinic. The tenant’s lease had commenced on November 1, 2003, with monthly base rent of $10,966 for a five-year term. Although The Richli Group had not yet occupied the space, they paid their monthly rent from November 2003 through May 2004, as well as a portion of June 2004. In addition, they had paid a security deposit of one month’s rent of $10,966 which was applied to rental income upon their default. Lease commissions of approximately $45,000 were paid, however, no tenant improvements had yet been incurred. This space is currently being actively marketed for lease.

Results of Operations

Comparison of the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003.

Revenue

Rental income decreased $20,000 and $10,000 for the three and six months ended June 30, 2004, compared to the three and six months ended June 30, 2003, respectively, primarily due to a decrease in occupancy at Bristol Medical Center.

Expenses

Operating expenses increased $13,000, or 10%, and $18,000, or 7%, for the three and six months ended June 30, 2004, compared to the three and six months ended June 30, 2003, respectively, primarily due to a write-off of rents recognized on a straight line basis for The Richli Group’s lease. See above for further discussion.

Depreciation and amortization expense increased $52,000, or 70%, and $70,000, or 47%, for the three and six months ended June 30, 2004, compared to the three and six months ended June 30, 2003, respectively, primarily due to a write-off of the lease commissions paid for The Richli Group’s lease, as well as depreciation of tenant improvements and lease commissions paid for other tenants.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2003 audited financial statements and the notes thereto.

On April 21, 1989, Rancon Income Fund I (“the Partnership”) was funded from the sale of 14,559 limited partnership units (“Units”) in the amount of $14,559,000. Four Units were retired in 1990. Prior to 2004, a total of 1,589 Units were redeemed. During the six months ended June 30, 2004, 217 Units were redeemed at an average price of $409. As of June 30, 2004, there were 12,749 Units outstanding.

As of June 30, 2004, the Partnership had cash of $216,000. The remainder of the Partnership’s assets consists primarily of its real estate investments, which totaled approximately $4,158,000 at June 30, 2004.

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at June 30, 2004 for the May 1999 sale of Aztec Village Shopping Center. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the conditions under which this commission would be payable have not been achieved, the liability has not been recognized in the Partnership’s financial statements; however, the amount will be recorded if and when it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash generated from operating its rental properties. Cash flows from operating activities have been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund distributions to the limited partners.

Management believes that the Partnership’s cash and cash equivalents at June 30, 2004, together with the cash from operations, will be sufficient to finance the Partnership’s and the properties continued operations on both a short-term and long-term basis. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Operating Activities

During the six months ended June 30, 2004, the Partnership’s cash provided by operating activities totaled $242,000.

The $8,000 increase in deferred costs at June 30, 2004, compared to December 31, 2003, was primarily due to lease commissions paid for new leases.

The $14,000 decrease in security deposits at June 30, 2004, compared to December 31, 2003, was primarily due to the application of The Richli Group’s security deposit upon default of their lease in June 2004.

Investing Activities

During the six months ended June 30, 2004, the Partnership’s cash used for investing activities totaled $133,000 for building and tenant improvements at Bristol Medical Center.

Financing Activities

During the six months ended June 30, 2004, the Partnership’s cash used for financing activities totaled $241,000 which consisted of $153,000 of distributions to the Limited Partners, and $88,000 paid to redeem 217 limited partnership units (“Units”).

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	The Partnership’s belief that certain claims and lawsuits which have arisen against it in the normal course of business will not have a material adverse effect on its financial position, cash flow or results of operations;

•	The Partnership’s belief that its cash balance and cash generated by its operations will be adequate to meet its operating requirements in both the short and the reasonably foreseeable long-term.

All forward-looking statements included in this document are based on information available to the Partnership on the date hereof. It is important to note that the Partnership’s actual results could differ materially from those stated or implied in such forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	market fluctuations in rental rates, concessions and occupancy;

•	reduced demand for rental space;

•	defaults or non-renewal of leases by customers;

•	availability and credit worthiness of prospective tenants and our ability to execute lease deals with them;

•	differing interpretations of lease provisions regarding recovery of expenses;

•	increased operating costs;

•	the unpredictability of both the frequency and final outcome of litigation;

•	the unpredictability of changes in accounting rules;

•	failure of market conditions and occupancy levels to improve in certain geographic areas; and

•	continuing threat of terrorist attacks.

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

Item 4. Controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision of the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting him on a timely basis to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

RANCON INCOME FUND I,
a California limited partnership

	By	Rancon Income Partners I, L.P.
its General Partner

Date: August 13, 2004	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson
Director, President, Chief Executive
Officer and Chief Financial Officer of
Rancon Financial Corporation, General
Partner of Rancon Income Partners I, L.P.