Form 10-Q
period 2004-09-30
RANCON INCOME FUND I
filed 2004-11-15
CIK 791996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Total number of units outstanding as of November 15, 2004: 12,619

INDEX

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Investments in real estate:
Rental properties	$6,478	$6,900
Accumulated depreciation	(2,365)	(2,723)

Rental properties, net	4,113	4,177

Cash and cash equivalents	146	348
Deferred costs, net of accumulated amortization of $48 and $148 at September 30, 2004 and December 31, 2003, respectively	58	123
Prepaid expenses and other assets	97	73

Total assets	$4,414	$4,721

Liabilities and Partners’ Equity
Liabilities:
Accounts payable and other liabilities	$120	$34
Security deposits	69	84

Total liabilities	189	118

Commitments and contingent liabilities (Note 4)

Partners’ Equity:
General partner	(184)	(185)
Limited partners, 12,646 and 12,966 limited partnership units outstanding at September 30, 2004 and December 31, 2003, respectively	4,409	4,788

Total partners’ equity	4,225	4,603

Total liabilities and partners’ equity	$4,414	$4,721

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Statements of Operations

(in thousands, except per unit amounts and units outstanding)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Operating Revenue – Rental income	$279	$307	$917	$955

Operating Expenses
Property operating	130	128	403	383
Depreciation and amortization	82	82	300	230
General and administrative	55	52	156	149

Total operating expenses	267	262	859	762

Operating income	12	45	58	193

Interest and other income	—	1	1	5

Net income	$12	$46	$59	$198

Basic and diluted net income per limited partnership unit	$0.92	$3.54	$4.55	$14.87

Weighted average number of limited partnership units outstanding during each period	12,693	13,067	12,763	13,182

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Statement of Partners’ Equity

For the nine months ended September 30, 2004

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance (deficit) at December 31, 2003	$(185)	$4,788	$4,603

Redemption of Limited Partnership Units	—	(131)	(131)

Distributions ($23.81 per limited partnership unit)	—	(306)	(306)

Net income	1	58	59

Balance (deficit) at September 30, 2004	$(184)	$4,409	$4,225

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$59	$198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300	230
Changes in certain assets and liabilities:
Deferred costs	(10)	(54)
Prepaid expenses and other assets	(24)	(2)
Accounts payable and other liabilities	65	(13)
Security deposits	(15)	21

Net cash provided by operating activities	375	380

Cash flows used for investing activities:
Additions to real estate investments	(161)	(360)

Cash flows from financing activities:
Distributions to limited partners	(306)	(271)
Redemption of limited partnership units	(110)	(86)

Net cash used for financing activities	(416)	(357)

Net decrease in cash and cash equivalents	(202)	(337)
Cash and cash equivalents at beginning of period	348	712

Cash and cash equivalents at end of period	$146	$375

Supplemental disclosure of non-cash investing activities:
Write-off of fully depreciated rental property assets	$583	$—

Write-off of fully amortized deferred costs	$127	$—

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

(Unaudited)

Note 1.	ORGANIZATION

Rancon Income Fund I, a California Limited Partnership, (“the Partnership”) was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (the General Partner) and Daniel L. Stephenson and Rancon Financial Corporation (RFC), the initial limited partner, who indirectly owns and controls the General Partner. RFC is wholly-owned by Daniel L. Stephenson. The General Partner and its affiliates are hereinafter referred to as the General Partner. The Partnership has no employees.

During the nine months ended September 30, 2004, 320 Units were redeemed at an average price of $409. At September 30, 2004, there were 12,646 Units outstanding.

In the opinion of RFC and the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Partnership as of September 30, 2004 and December 31, 2003, and the related statements of operations for the three and nine months ended September 30, 2004 and 2003, partners’ equity for the nine months ended September 30, 2004, and cash flows for the nine months ended September 30, 2004 and 2003.

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

Distributions of cash from sales or financing are generally allocated as follows: (i) first, 2% to the general partner and 98% to the limited partners until the limited partners have received an amount equal to their capital contributions; (ii) second, 2% to the general partner and 98% to the limited partners until the limited partners have received a cumulative non-compounded return of 6% per annum on their unreturned capital contributions (less prior distributions of cash from operations); (iii) third, to the general partner for the amount of subordinated real estate commissions payable per the Partnership Agreement; (iv) fourth, 2% to the general partner and 98% to the limited partners until the limited partners have received an additional 4% return on their unreturned capital contributions (less prior distributions of cash from operations); (v) fifth, 2% to the general partner and 98% to the limited partners until the limited partners who purchased their partnership units (“Units”) prior to September 1, 1988, receive an additional return (depending on the date on which they purchased the Units) on their unreturned capital of either 8%, 5% or 2% (calculated through the first anniversary date of the purchase of the Units); (vi) sixth, 98% to the general partner and 2% to the limited partners until the general partner has received an amount equal to 15% of all prior distributions made to the limited partners and the general partners pursuant to subparagraphs (iv) and (v), reduced by the aggregate of all prior distributions to the general partner under subparagraphs (iv) and (v); and (vii) seventh, the balance, 85% to the limited partners and 15% to the general partner.

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

Effective July 1, 1999, the agreement was further amended to: (i) reduce the asset administration fee to $100,000 plus CPI annually ($80,000 and $79,000 for the nine months ended September 30, 2004 and 2003, respectively); (ii) increase the sales fee for improved properties from 2% to 3% and (iii) reduce the management fee applicable to Wakefield Industrial Center from 5% to 3% of the gross rental receipts. The Partnership will also pay Glenborough: (i) a sales fees of 4% for land; (ii) a refinancing fee of 1% and (iii) a management fee of 5% of gross rental receipts from Bristol Medical Center. As part of the agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of the Partnership or RFC.

In July 2004, the Partnership extended its management relationship with Glenborough through December 31, 2006. The following provides the general terms of the new agreement. Commencing on January 1, 2005 and ending December 31, 2006, the Partnership engages Glenborough to perform services for the following fees: (i) a management fee of 3 % of gross rental revenue (ii) a construction services fee per certain schedules; (iii) a specified asset and Partnership services fee of $75,000 per year with reimbursements of certain expenses and consulting service fee; (vi) a sales fee of 2% for improved properties and 4% for unimproved properties; (v) a financing services fee of 1% of gross loan amount; and (vi) a development fee of up to 5%. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships.

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

Note 2.            SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with U.S. GAAP.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days when purchased to be cash equivalents. As of September 30, 2004, the Partnership does not own any certificates of deposit, and or money market funds.

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

Concentration Risk

Two tenants represented 51% and 50% of rental income for the nine months ended September 30, 2004 and 2003, respectively.

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

Note 3.	INVESTMENT IN REAL ESTATE

Rental properties consisted of the following at September 30, 2004 and December 31, 2003:

	2004	2003
Land	$1,928	$1,928
Buildings and improvements	3,786	3,872
Tenant improvements	764	1,100

	6,478	6,900
Less: accumulated depreciation	(2,365)	(2,723)

Total	$4,113	$4,177

None of the Partnership’s properties were encumbered by debt as of September 30, 2004 or December 31, 2003.

During the nine months ended September 30, 2004, fully depreciated buildings and improvements, tenant improvements, and accumulated depreciation of $583 were removed from the balances of such accounts.

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

Other matters

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at September 30, 2004 for the May 1999 sale of Aztec Village Shopping Center. Upon the sale of a Partnership property, the Partnership Agreement entitles the General Partner to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

(Unaudited)

distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the conditions under which this commission would be payable have not been achieved, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded if and when it becomes payable.

Note 5.	SUBSEQUENT EVENTS

On October 28, 2004, the Partnership entered into a contract to sell the Bristol Medical Center for a price of $7,250,000. The estimated closing date is December 14, 2004. On November 2, 2004, the Partnership received an $500,000 as Earnest Money Deposit from the buyer, which is refundable under certain conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Rancon Income Fund I, a California Limited Partnership, (“the Partnership”) was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The General Partner of the Partnership is Rancon Income Partners I (“General Partner”). The Partnership was organized in 1986 and completed its public offering of partnership units (“Units”) in April 1989. As of September 30, 2004 and December 31, 2003, there were 12,646 and 12,966 Units outstanding, respectively. The Partnership has no employees.

Overview

As of September 30, 2004, the Partnership owns the properties listed below:

Name	Location	Type	Square Footage	Encumbrances

Wakefield Industrial Center	Temecula, California	Light Industrial	44,200	None

Bristol Medical Center	Santa Ana, California	Office	52,311	None

Occupancy rates at the Partnership’s rental properties as of September 30, 2004 were as follows:

	2004	2003
Wakefield Building	100%	100%
Bristol Medical Center	77%	78%

Weighted average occupancy	88%	88%

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

One tenant occupies 100% of the net rentable square footage of the property. The principal terms of the lease and the nature of the tenant’s business are as follows:

Wakefield Engineering, Inc.

Nature of Business:	Manufacturer
Lease Term:	3 years
Expiration Date:	December 31, 2007
Square Feet:	44,200
(% of rentable total):	100%

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

Bristol Medical Center benefits from its high-visibility location on heavily traveled Bristol Street, a main thoroughfare which runs from downtown Santa Ana to South Coast Plaza in Costa Mesa. There is excellent public transportation with a bus stop directly in front of the property and ample parking for medical tenants. This year, a stop-light was installed at the intersection directly in front of the property which improves the ingress and egress to the property.

One tenant occupies more than ten percent of the net rentable square footage of Bristol Medical Center. The principal terms of the lease and the nature of the tenant’s business is as follows:

Bristol Medical Clinic

Nature of Business:	Medical clinic
Lease Term:	7 years
Expiration Date:	December 31, 2007
Square Feet:	14,417
(% of rentable total):	28%
Annual Rent:	$287,000
Rent Increase:	3% annually
Renewal Options:	None

In June 2004, a tenant at Bristol Medical Center, The Richli Group, defaulted on their lease of a 6,854 square foot space. The tenant’s lease began on November 1, 2003, with monthly base rent of $10,966 for a five-year term. Although The Richli Group had not yet occupied the space, they paid their monthly rent from November 2003 through May 2004, as well as a portion of September 2004. In addition, they had paid a security deposit of one month’s rent of $10,966 which was applied to rental income upon their default. Lease commissions of approximately $45,000 were paid to obtain this tenant which were written off during the quarter ended June 30, 2004; however, no tenant improvements had yet been incurred. This space is currently being actively marketed for lease.

Results of Operations

Comparison of the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003.

Revenue

Rental income decreased $28,000, or 9%, and $38,000, or 4%, for the three and nine months ended September 30, 2004, compared to the three and nine months ended September 30, 2003, respectively, primarily due to a higher rental income in July and August of 2003 from the St. Jude Heritage Health’s lease prior to their lease expiration in August 2003.

Expenses

Property operating expenses increased $20,000, or 5%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, primarily due to a write-off of rents recognized on a straight line basis for The Richli Group’s lease. See above for further discussion.

Depreciation and amortization expense increased $70,000, or 30%, for nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, primarily due to a write-off of the lease commissions of $45,000 paid for The Richli Group’s lease, as well as increased depreciation on tenant improvements and lease commissions paid for other tenants.

General and administrative expenses increased $3,000, or 6%, and $7,000, or 5%, for the three and nine months ended September 30, 2004, compared to the three and nine months ended September 30, 2003, respectively, primarily due to an increase in postage costs related to investor relations.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2003 audited financial statements and the notes thereto.

On April 21, 1989, Rancon Income Fund I (“the Partnership”) was funded from the sale of 14,559 limited partnership units (“Units”) in the amount of $14,559,000. Four Units were retired in 1990. Prior to 2004, a total of 1,589 Units were redeemed, During the nine months ended September 30, 2004, a total of 320 Units were redeemed at an average price of $409. As of September 30, 2004, there were 12,646 Units outstanding.

As of September 30, 2004, the Partnership had cash and cash equivalents of $146,000.

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at September 30, 2004 for the May 1999 sale of Aztec Village Shopping Center. Per the Partnership Agreement, upon the sale of a Partnership property, the General Partner shall be entitled to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the Partnership’s financial statements; however, the amount will be recorded if and when it becomes payable.

Operationally, the Partnership’s primary source of funds consists of cash generated from operating its rental properties. Cash flows from operating activities have generally been sufficient to provide funds to reinvest in the properties by way of improvements, as well as to fund distributions to the limited partners.

Management believes that the Partnership’s cash balance at September 30, 2004, together with the cash from operations, will be sufficient to finance the Partnership’s and the properties continued operations on both a short-term and long-term basis. There can be no assurance that the Partnership’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements.

Operating Activities

During the nine months ended September 30, 2004, the Partnership’s cash provided by operating activities totaled $375,000.

The $10,000 increase in deferred costs at September 30, 2004, compared to December 31, 2003, was primarily due to lease commissions paid for new and renewal leases.

The $24,000 increase in prepaid expenses and other assets at September 30, 2004, compared to December 31, 2003, was primarily due to an increase in tenant rents recognized on a straight line basis and an increase in prepaid insurance.

The $65,000 increase in accounts payable and other liabilities at September 30, 2004, compared to December 31, 2003, was primarily due to an increase in accruals for building operating expenses and property taxes.

The $15,000 decrease in security deposits at September 30, 2004, compared to December 31, 2003, was primarily due to the application of The Richli Group’s security deposit upon default of their lease.

Investing Activities

During the nine months ended September 30, 2004, the Partnership’s cash used for investing activities totaled $161,000 for building and tenant improvements at Bristol Medical Center.

Financing Activities

During the nine months ended September 30, 2004, the Partnership’s cash used for financing activities totaled $416,000, which consisted of $306,000 of distributions to the limited partners, and redeemed 320 limited partnership units (“Units”) for $131,000, of which $21,000 was unpaid and accrued at September 30, 2004 for final settlement in the fourth quarter of 2004.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	The Partnership’s belief that the Temecula Valley submarket is continuing to grow and that demand for commercial and industrial space as well as rental rates will increase as the population grows;

•	The Partnership’s belief that certain claims and lawsuits which have arisen against it in the normal course of business will not have a material adverse effect on its financial position, cash flow or results of operations; and

•	The Partnership’s belief that its cash balance and cash generated by its operations will be adequate to meet its operating requirements in both the short and the reasonably foreseeable long-term.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

10.4	Property Management and Services Agreement dated July 30, 2004.

31.1	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32.1	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(b) Reports on Form 8-K (incorporated herein by reference):

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON INCOME FUND I,
a California limited partnership

	By	Rancon Income Partners I, L.P.
its General Partner

Date: November 15, 2004	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson
Director, President, Chief Executive Officer and
Chief Financial Officer of Rancon Financial Corporation,
General Partner of Rancon Income Partners I, L.P.