Form 10-K
period 2004-12-31
RANCON INCOME FUND I
filed 2005-03-31
CIK 791996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2004

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

In 2004, 366 Units were redeemed at an average price of $409. As of December 31, 2004 and 2003, there were 12,600 and 12,966 Units outstanding, respectively.

As of December 31, 2004, the Partnership owned one property, which is more fully described in Item 2.

On January 18, 2005, the Partnership entered into a contract to sell the Wakefield Industrial Center for a price of $3,900,000. On March 15, 2005, the sale closed and generated net proceeds of approximately $3,659,000 and a gain on sale of approximately $2,446,000.

After the close of escrow for the sale of Wakefield Industrial Center, the last property owned by the Partnership, the Partnership’s plan is to proceed with final distribution of available funds and dissolve the Partnership per the Partnership agreement. The process will be done under the direction of our attorney and tax accountant in a timely manner.

Item 2. Properties

As of December 31, 2004, the Partnership owned the property listed below:

Name	Location	Type	Size	Encumbrances at December 31, 2004
Wakefield Industrial Center	Temecula, California	Light Industrial	44,200 sq. ft.	None

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

According to research conducted by the Partnership’s leasing director, the market has approximately 12 million square feet of existing industrial space, with an overall vacancy rate of 7.5%. The area offers a wide range of high quality, attractive industrial projects ranging from multi-tenant incubator space to large, single-user distribution facilities located in master-planned business parks. There is approximately 600,000 square feet of multi-tenant and free standing industrial space that competes directly with Wakefield Industrial Center. Wakefield is one of the original industrial buildings in the area. The asking rent for industrial space in this area ranges from $4.56 to $6.24 per square foot triple net (tenant pays all operating expenses, including taxes, insurance, and capital) with newer properties at the high end.

The neighborhood surrounding Wakefield has grown over the years and now has added many retail properties which benefit from the high traffic count on Jefferson Avenue. A new retail shopping center is now located directly adjacent to Wakefield.

The occupancy level at Wakefield for each of the five years ended December 31, 2004, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot, were as follows:

	Occupancy Level Percentage	Average Annual Effective Rent Per Square Foot
2004	100%	$5.28
2003	100%	$4.85
2002	100%	$4.77
2001	100%	$4.61
2000	100%	$4.49

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

On January 18, 2005, the Partnership entered into a contract to sell the Wakefield Industrial Center for a price of $3,900,000. On March 15, 2005, the sale closed and generated net proceeds of approximately $3,659,000 and a gain on sale of approximately $2,446,000.

In October 2004, the Partnership sold the property listed below:

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

Bristol Medical Center consists of two 2-story medical office buildings and related parking spaces on approximately 3.42 acres. The two office buildings contain an aggregate of approximately 52,311 net rentable square feet of office space. Each of the buildings have one elevator and three stairways, and each suite is served by its own roof-mounted heating and air conditioning unit. The property contains uncovered parking for approximately 299 cars.

On October 28, 2004, the Partnership entered into a contract to sell Bristol Medical Center for a price of $7,250,000. On December 14, 2004, the sale closed and generated net proceeds of approximately $6,800,000 and a gain on sale of approximately $3,800,000. On December 17, 2004, the Partnership made distributions of $6,300,000 to the limited partners and accrued $128,000 for the General Partner. The Partnership added the remaining proceeds to its cash reserves.

Item 3. Legal Proceedings

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

Holders

As of December 31, 2004, a total of 1,010 persons (Limited Partners) held Units.

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

The following distributions of Cash From Operations were made by the Partnership during the three most recent fiscal years:

Date of Distribution	Amount Distributed to Limited Partners	Amount Distributed Per Unit	Amount Distributed to General Partner
12/17/04	$6,300,000	$500.00	$128,000
08/29/04	$153,000	$12.01	—
02/26/04	$153,000	$11.80	—
08/29/03	$135,600	$10.33	—
02/26/03	$135,600	$10.22	—
08/29/02	$135,600	$10.10	—
02/26/02	$135,600	$10.00	—

Of the total distributions noted above, $220.29, $3.34, and $4.76 per unit represented a return of capital for the fiscal years ended December 31, 2004, 2003 and 2002, respectively.

Item 6. Selected Financial Data

The following is selected financial data for each of the five years in the period ended December 31, 2004 (in thousands, except per Unit data):

	2004	2003	2002	2001	2000
Rental income	$258	$247	$257	$233	$222
Net income	$3,901	$228	$208	$178	$173
Net income allocable to limited partners	$3,862	$226	$206	$176	$171
Net income per limited partnership unit	$303.52	$17.21	$15.34	$12.82	$11.94
Total assets	$1,813	$4,721	$4,871	$4,998	$5,149
Cash distributions per limited partnership unit	$523.81	$20.55	$20.10	$20.00	$20.00

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Partnership’s financial statements and notes thereto in Item 15 of Part IV:

Results of Operations

2004 versus 2003

Rental income increased $11,000, or 5%, for the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to an increase in rental rate in a new lease term from the one tenant at Wakefield property. The tenant extended their lease term for another three years to December 31, 2007.

Occupancy rates at the Partnership’s rental properties for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003
Wakefield Building	100%	100%

Discontinued operations

Income from discontinued operations increased $3,674,000 for the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to the sale of the Bristol property.

2003 versus 2002

Rental income decreased $10,000, or 4%, for the year ended December 31, 2003, compared to the year ended December 31, 2002, primarily due to 2003 operating expenses reimbursement received in 2002.

Occupancy rates at the Partnership’s rental properties for the years ended December 31, 2003 and 2002 were as follows:

	2003	2002
Wakefield Building	100%	100%

Discontinued operations

Income from discontinued operations increased $42,000 for the year ended December 31, 2003, compared to the year ended December 31, 2002, primarily as a result of overall increases in occupancy at Bristol Medical Center.

Liquidity and Capital Resources

On April 21, 1989, Rancon Income Fund I (“the Partnership”) was funded from the sale of 14,559 limited partnership units (“Units”) in the amount of $14,559,000. Four Units were retired in 1990. Prior to 2004, a total of 1,589 Units were redeemed. During 2004, a total of 366 Units were redeemed at an average price of $409, and 12,600 Units remain outstanding at December 31, 2004.

As of December 31, 2004, the Partnership had cash of $565,000. The remainder of the Partnership’s asset consisted primarily of the Wakefield property, which totaled approximately $1,200,000 at December 31, 2004.

On October 28, 2004, the Partnership entered into a contract for the sale of the Bristol Medical Center for a price of $7,250,000. On December 14, 2004, the sale closed and generated net proceeds of approximately $6,800,000 and a gain on sale of approximately $3,800,000. On December 17, 2004, the Partnership made distributions of $6,300,000 to the limited partners and $128,000 to the General Partner. The Partnership added the remaining proceeds to its cash reserves.

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at December 31, 2004 for the May 1999 sale of Aztec Village Shopping Center. Upon the sale of a Partnership property, the Partnership Agreement entitles the General Partner to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the Partnership’s financial statements; however, the amount will be recorded if and when it becomes payable.

On January 18, 2005, the Partnership entered into a contract to sell the Wakefield Industrial Center for a price of $3,900,000. On March 15, 2005, the sale closed and generated net proceeds of approximately $3,659,000 and a gain on sale of approximately $2,446,000.

After the close of escrow for the sale of the remaining property of the Partnership – Wakefield Industrial Center, the Partnership’s plan is to proceed with the final distributions of the available funds and dissolve the Partnership per the Partnership agreement. The process will be done under the direction of our attorney and tax accountant in a timely manner.

Operating Activities

During the year ended December 31, 2004, the Partnership’s cash provided by operating activities totaled $339,000.

The $122,000 decrease in deferred costs at December 31, 2004, compared to December 31, 2003, was due to a write-off of $59,000 in lease commission as a result of the sale of the Bristol property, and $81,000 of amortization expenses, offset by $18,000 of lease commission paid for the new and renewal leases related to the Bristol property.

The $26,000 decrease in prepaid expenses and other assets at December 31, 2004, compared to December 31, 2003, was primarily due to the write-off of tenant rents receivable recognized on a straight line basis as a result of the sale of the Bristol property.

The $16,000 increase in accounts payable and other liabilities at December 31, 2004, compared to December 31, 2003, was primarily due to accruals of building operating expenses related to the Bristol property.

The $69,000 decrease in security deposits at December 31, 2004, compared to December 31, 2003, was primarily due to the transfer of tenant security deposits from the Bristol property to the buyer after the sale.

Investing Activities

During the year ended December 31, 2004, the Partnership’s cash provided by investing activities totaled $6,634,000 which consisted of $6,800,000 net proceeds from the sale of the Bristol property, offset by $166,000 building improvement expenses related to the Bristol property.

Financing Activities

During the year ended December 31, 2004, the Partnership’s cash used for financing activities totaled $6,756,000 which consisted of $6,606,000 of distributions to the Limited Partners, and $150,000 paid to redeem 366 limited partnership units (“Units”).

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

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

As of December 31, 2004, the Partnership does not own any derivative instruments, and does not have any debt obligations.

Item 8. Financial Statements and Supplementary Data

For information with respect to Item 8, see Financial Statements and Schedule as listed in Item 15.

Item 9A. Controls and procedures

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

Mr. Stephenson founded RFC in 1971 for the purpose of establishing a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992, and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm, which has acquired a portfolio of assets from the Resolution Trust Corporation.

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

Item 13. Certain Relationships and Related Transactions

For the year ended December 31, 2004, the Partnership did not incur any costs reimbursable to RFC or any affiliate of the Partnership.

Item 14. Principal Accountant Fees and Services

The Partnership was billed for each of the last two calendar years for professional services rendered by the principal accountant in connection with the audit of the annual financial statements on Form 10-K and the review of the quarterly financial statements on Form 10-Q in the amount of $22,000 and $21,000 in 2004 and 2003, respectively.

Part IV

Item 15 Exhibits, Financial Statements, Schedule and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

10.3	Property Management and Services Agreement dated December 20, 1994 (filed as Exhibit 10.3 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference).

10.4	Property Management and Services Agreement dated July 30, 2004 (filed as Exhibit 10.4 to the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2004 is incorporated herein by reference).

31.1	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32.1	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

(b)	Reports on Form 8-K

On December 23, 2004, the Partnership filed a report on Form 8-K regarding the sale of the Bristol property. On March 21, 2005, the Partnership filed a report on Form 8-K regarding the sale of the Wakefield property.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCON INCOME FUND I,
a California Limited Partnership
(Partnership)

	By:	RANCON INCOME PARTNERS I, L.P.
General Partner

Date: March 31, 2005	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson,
Director, President, Chief Executive Officer and
Chief Financial Officer of
Rancon Financial Corporation,
General Partner of
Rancon Income Partners I, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

	By:	RANCON INCOME PARTNERS I, L.P.
General Partner

Date: March 31, 2005	By:	/s/ Daniel L. Stephenson
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

Report of Independent Registered Public Accounting Firm

The General Partner

RANCON INCOME FUND I, A California Limited Partnership:

We have audited the accompanying balance sheets of RANCON INCOME FUND I, a California Limited Partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index to the financial statements and schedule. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RANCON INCOME FUND I, a California Limited Partnership, as of December 31, 2004, and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related information in the financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

San Francisco, California

March 23, 2005

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Balance Sheets

December 31, 2004 and 2003

(in thousands, except units outstanding)

	December 31, 2004	December 31, 2003
Assets

Real estate investments:
Rental properties	$1,743	$6,900
Accumulated depreciation	(543)	(2,723)

Rental properties, net	1,200	4,177

Cash and cash equivalents	565	348
Deferred costs, net of accumulated amortization of $0 and $148 at December 31, 2004 and 2003, respectively	1	123
Prepaid expenses and other assets	47	73

Total assets	$1,813	$4,721

Liabilities and Partners’ Equity

Liabilities:
Accounts payable and other liabilities	$50	$34
Due to General Partner	128	—
Security deposits	15	84

Total liabilities	193	118

Commitments and contingent liabilities (Note 5)

Partners’ Equity:
General Partner	(274)	(185)
Limited partners, 12,600 and 12,966 partnership units outstanding at December 31, 2004, and 2003, respectively	1,894	4,788

Total partners’ equity	1,620	4,603

Total liabilities and partners’ equity	$1,813	$4,721

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Statements of Operations

For the years ended December 31, 2004, 2003 and 2002

(in thousands, except per unit and unit amounts)

	2004	2003	2002
Operating Revenue – Rental income	$258	$247	$257

Operating Expenses

Operating	55	53	51
Depreciation and amortization	32	31	32
General and administrative	132	129	122

Total operating expenses	219	213	205

Operating income	39	34	52

Interest and other income	1	7	11

Income from continuing operations	40	41	63

Income from discontinued operations (including gain on sale of real estate of $3,799 in 2004)	3,861	187	145

Net income	$3,901	$228	$208

Basic and diluted net income per limited partnership unit	$303.52	$17.21	$15.34

Weighted average number of limited partnership units outstanding during each period	12,724	13,131	13,429

The accompanying notes are an integral part of these financial statements

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Statements of Partners’ Equity

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	General Partner	Limited Partners	Total
Balance at December 31, 2001	$(189)	$5,066	$4,877
Redemption of limited partnership units	—	(74)	(74)
Distributions ($20.10 per limited partnership unit)	—	(271)	(271)
Net income	2	206	208

Balance at December 31, 2002	(187)	4,927	4,740
Redemption of limited partnership units	—	(94)	(94)
Distributions ($20.55 per limited partnership unit)	—	(271)	(271)
Net income	2	226	228

Balance at December 31, 2003	(185)	4,788	4,603
Redemption of limited partnership units	—	(150)	(150)
Distributions ($523.81 per limited partnership unit)	(128)	(6,606)	(6,734)
Net income	39	3,862	3,901

Balance at December 31, 2004	$(274)	$1,894	$1,620

The accompanying notes are an integral part of these financial statements

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Cash flows from operating activities:

Net income	$3,901	$228	$208
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(3,799)	—	—
Depreciation and amortization	357	322	275
Changes in certain assets and liabilities:
Deferred costs	(18)	(118)	(24)
Prepaid expenses and other assets	(49)	(40)	(19)
Accounts payable and other liabilities	16	(12)	5
Security deposits	(69)	(1)	5

Net cash provided by operating activities	339	379	450

Cash flows from investing activities:

Net proceeds from sale of rental property	6,800	—	—
Additions to real estate investments	(166)	(378)	(141)

Net cash provided by (used for) investing activities	6,634	(378)	(141)

Cash flows from financing activities:

Distributions to Limited Partners	(6,606)	(271)	(271)
Redemption of limited partnership units	(150)	(94)	(74)

Net cash used for financing activities	(6,756)	(365)	(345)

Net increase (decrease) in cash and cash equivalents	217	(364)	(36)

Cash and cash equivalents at beginning of year	348	712	748

Cash and cash equivalents at end of year	$565	$348	$712

Supplemental disclosure of non-cash investing activities:
Adjustment of balance sheet for fully depreciated rental property assets	$583	$—	$—

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

Note 1. ORGANIZATION

Rancon Income Fund I, a California Limited Partnership, (“the Partnership”) was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (the General Partner), and Daniel Lee Stephenson and Rancon Financial Corporation (RFC), the initial limited partner, who indirectly owns and controls the General Partner. The General Partner and its affiliates are hereinafter referred to as the General Partner.

At December 31, 2004 and 2003, 12,600 and 12,966 units were issued and outstanding, respectively.

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

December 31, 2004 and 2003

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

Effective July 1, 1999, the agreement was further amended to: (i) reduce the asset administration fee to $100,000 plus CPI annually ($107,000 and $105,000 as of December 31, 2004 and 2003, respectively); (ii) increase the sales fee for improved properties from 2% to 3% ($217,000 during 2004) and (iii) reduce the management fee applicable to Wakefield Industrial Center from 5% to 3% of the gross rental receipts. The Partnership will also pay Glenborough: (i) a sales fees of 4% for land; (ii) a refinancing fee of 1% and (iii) a management fee of 5% of gross rental receipts from Bristol Medical Center. As part of the agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the General Partner for the Rancon Partnerships. Glenborough is not an affiliate of the Partnership or RFC.

In July 2004, the Partnership extended its management relationship with Glenborough through December 31, 2006. The following provides the general terms of the new agreement. Commencing on January 1, 2005 and ending December 31, 2006, the Partnership engages Glenborough to perform services for the following fees: (i) a management fee of 3% of gross rental revenue; (ii) a construction services fee per certain schedules; (iii) a specified asset and Partnership services fee of $75,000 per year with reimbursements of certain expenses and consulting service fee; (vi) a sales fee of 2% for improved properties and 4% for unimproved properties; (v) a financing services fee of 1% of gross loan amount; (vi) a development fee equals to 5% of the hard costs of the development project, excluding the cost of the land, and the development fee plus the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project; and (vii) a dissolution service fee of $60,000. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships.

The new management agreement has a deduction of $32,000 in the asset and Partnership services fee in 2005 and 2006, a decrease of 1% from 3% to 2% in sales fee for improved properties.

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with Generally Accepted Accounting Principles in the United States of America (U.S. GAAP).

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

December 31, 2004 and 2003

Depreciation is provided using the straight-line method over useful lives ranging from five to forty years for the respective assets.

Cash and Cash Equivalents

The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days when purchased to be cash equivalents. As of December 31, 2004, the Partnership does not own any certificates of deposit, and or money market funds.

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

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

Concentration Risk

One tenant represented 100% of rental income for the year ended December 31, 2004. Two tenants represented 44% of rental income for the year ended December 31, 2003. Three tenants represented 65% of rental income for the year ended December 31, 2002.

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

Note 3. INVESTMENTS IN REAL ESTATE

Rental properties consisted of the following at December 31, 2004 and 2003:

	2004	2003
Land	$605,000	$1,928,000
Buildings and improvements	1,004,000	3,872,000
Tenant improvements	134,000	1,100,000

	1,743,000	6,900,000
Less: accumulated depreciation	(543,000)	(2,723,000)

Total	$1,200,000	$4,177,000

None of the Partnership’s properties were encumbered by debt as of December 31, 2004 and 2003.

The decrease of the rental properties was primarily due to the sale of the Bristol property.

On October 28, 2004, the Partnership entered into a contract for the sale of the Bristol Medical Center for a price of $7,250,000. On December 14, 2004, the sale closed and generated net proceeds of approximately $6,800,000 and a gain on sale of approximately $3,800,000. On December 17, 2004, the Partnership made distributions of $6,300,000 to the limited partners and $129,000 to the General Partner. The Partnership added the remaining proceeds to its cash reserves

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, effective for financial statements issued for fiscal years beginning after December 15, 2002, net income and gain or loss on sales of real estate for properties sold or classified as held for sale subsequent to December 31, 2002 are reflected in the consolidated statements of operations as “Discontinued operations” for all periods presented.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

Below is a summary of the results of operations of Bristol Medical Center through its disposition date (dollars in thousands):

	2004 (1)	2003	2002
Operating revenue	$937	$1,031	$879

Property operating expenses	474	479	420
Depreciation and amortization	326	291	243
General and administrative	75	74	71

Total expenses	875	844	734

Income before gain on sale of real state	62	187	145
Gain on sales of real estate	3,799	—	—

Discontinued operations	$3,861	$187	$145

(1)	Reflects 2004 operations through date of sale.

Note 4. LEASES

The Partnership’s rental property is leased under a non-cancelable operating lease that expires in 2007. Minimum future rents under the non-cancelable operating lease as of December 31, 2004 are as follows:

2005	$233,000
2006	271,000
2007	419,000
Thereafter	—

Total	$923,000

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $98,000, $116,000, and $74,000 for the years ended December 31, 2004, 2003, and 2002, respectively. These amounts are included in the accompanying statements of operations.

Note 5. COMMITMENTS AND CONTINGENT LIABILITIES

General Uninsured Losses

The Partnership carries property and liability insurance with respect to its property. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Should the property sustain damage as a result of an earthquake or flood, the Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, the Partnership has elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2003; however, the Partnership’s policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, the Partnership could lose some or all of its capital investment, cash flow and anticipated profits related to the remaining property.

Other Matters

The Partnership is contingently liable for a subordinated real estate commission payable to the General Partner in the amount of $30,000 at December 31, 2004 for the May 1999 sale of Aztec Village. Upon the sale of a Partnership property, the Partnership Agreement entitles the General Partner to a subordinated real estate commission, provided that, in no event shall the subordinated real estate commission payable to the General Partner exceed 3% of the gross sales price of the property which is sold. The subordinated real estate commission is payable only after the limited partners have received distributions equal to their original invested capital plus a cumulative non-compounded return of 6% per annum on their adjusted invested capital. Since the circumstances under which this commission would be payable are limited, the liability has not been recognized in the accompanying financial statements; however, the amount will be recorded if and when it becomes payable.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

Note 6. TAXABLE INCOME

The Partnership’s tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership’s taxable income or loss, the tax liability of the partners could change accordingly.

The following is a reconciliation of the net income for financial reporting purposes to the estimated taxable income, for the years ended December 31, 2004, 2003 and 2002, determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):

	2004	2003	2002
Net income as reported in the accompanying financial statements	$3,901	$228	$208
Financial reporting depreciation in excess of tax depreciation*	158	119	96
Gain on property sales in excess of gain recognized in tax reporting	(2,544)	—	—
Operating revenues and expenses reported in a different period for tax than financial reporting, net*	(101)	(7)	16

Net income for federal income tax purposes*	$1,414	$340	$320

The following is a reconciliation as of December 31, 2004 and 2003 of partners’ equity for financial reporting purposes to estimated partners’ equity for federal income tax purposes (in thousands):

	2004	2003
Partners’ equity as reported in the accompanying financial statements	$1,620	$4,603
Cumulative provision for impairment of investments in real estate	175	2,096
Financial reporting depreciation in excess of tax reporting depreciation*	(2)	625
Operating expenses recognized in a different period for financial reporting than for tax reporting, net*	115	56

Partners’ equity for federal income tax purposes*	$1,908	$7,380

*	Unaudited

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

Note 7. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except for per unit amounts and units outstanding):

	Quarter Ended (unaudited)
	March 31, 2004	June 30, 2004	Sept 30, 2004	Dec 31, 2004
Operating Revenues - Rental Income	$53	$72	$53	$80

Operating Expenses
Operating	13	13	15	14
Depreciation and amortization	8	8	8	8
General and administrative	30	33	36	33

Total operating expenses	51	54	59	55

Operating income (loss)	2	18	(6)	25

Interest and other income	1	—	—	—

Income (loss) from discontinued operations (including gain on sale of real estate of $3,799 in 2004)	35	(9)	16	3,819

Net income	$38	$9	$10	$3,844

Basic and diluted net income per limited partnership unit	$2.96	$0.71	$0.79	$302.11

Weighted average number of limited partnership units outstanding during each period	12,845	12,798	12,763	12,606

	Quarter Ended (unaudited)
	March 31, 2003	June 30, 2003	Sept 30, 2003	Dec 31, 2003
Operating Revenues – Rental Income	$53	$70	$53	$71

Operating Expenses
Operating	13	13	15	12
Depreciation and amortization	8	8	8	7
General and administrative	32	32	32	33

Total operating expenses	53	53	55	52

Operating income (loss)	0	17	(2)	19

Interest and other income	3	1	1	2

Income from discontinued operations	46	85	47	9

Net income	$49	$103	$46	$30

Basic and diluted net income per limited partnership unit	$3.69	$7.64	$3.54	$2.34

Weighted average number of limited partnership units outstanding during each period	13,267	13,212	13,067	12,978

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

Note 8. SUBSEQUENT EVENTS

On January 18, 2005, the Partnership entered into a contract to sell the Wakefield Industrial Center for a price of $3,900,000. On March 15, 2005, the sale closed and generated net proceeds of approximately $3,659,000 and a gain on sale of approximately $2,446,000. After the close of escrow for the sale of Wakefield Industrial Center, the last property owned by the Partnership, the Partnership’s plan is to proceed with final distribution of available funds and dissolve the Partnership per the Partnership agreement. The process will be done under the direction of our attorney and tax accountant in a timely manner.

RANCON INCOME FUND I,

A California Limited Partnership

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(In Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2004			Accumulated Depreciation	Date Construction Began	Date Acquired	Life Depreciated Over
		Land	Buildings and Improvements	Improvements	Carrying Cost	Land	Building and Improvements	(1) Total
Rental Properties:

Wakefield Facility	$—	$666	$1,118	$134	$—	$666	$1,252	$1,918	$543	N/A	4/20/87	5 - 40 years
Less: Provision for impairment in real estate	—	—	—	(175)	—	(61)	(114)	(175)	—

Total	$—	$666	$1,118	$(41)	$—	$605	$1,138	$1,743	$543

(1)	The aggregate cost of land and buildings for Federal income tax purposes is $2,040 (unaudited).	(continued)

NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Reconciliation of the gross amount at which real estate was carried for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Investment in Real Estate

Balance at beginning of year	$6,900	$6,522	$6,381
Additions during year: Improvements, etc.	166	378	141
Write-off of fully depreciated assets	(583)	—	—
Sales of real estate	(4,740)	—	—

Balance at end of year	$1,743	$6,900	$6,522

Accumulated Depreciation

Balance at beginning of year	$2,723	$2,450	$2,204
Additions charged to expense	276	273	246
Write-off of fully depreciated assets	(583)	—	—
Sales of real estate	(1,873)	—	—

Balance at end of year	$543	$2,723	$2,450

See accompanying independent registered public accounting firm’s report.