Form 10-Q
period 2005-03-31
RANCON INCOME FUND I
filed 2005-05-16
CIK 791996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Total number of units outstanding as of May 16, 2005: 12,600

INDEX

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Balance Sheets

(in thousands, except units outstanding)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets

Investment in real estate:
Rental property	$—	$1,743
Accumulated depreciation	—	(543)

Rental property, net	—	1,200

Cash and cash equivalents	4,105	565
Deferred costs, net of accumulated amortization of $148 at December 31, 2004	—	1
Prepaid expenses and other assets	13	47

Total assets	$4,118	$1,813

Liabilities and Partners’ Equity

Liabilities:
Accounts payable and other liabilities	$32	$50
Due to General Partner	—	128
Security deposits	—	15

Total liabilities	32	193

Partners’ Equity:
General Partner	73	(274)
Limited Partners, 12,600 limited partnership units outstanding at March 31, 2005 and December 31, 2004, respectively	4,013	1,894

Total partners’ equity	4,086	1,620

Total liabilities and partners’ equity	$4,118	$1,813

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Statements of Operations

(in thousands, except per unit and unit amounts)

(Unaudited)

	Three months ended March 31,
	2005	2004
Interest and other income	$—	$1
Income from discontinued operations (including gain on sale of real estate of $2,442 in 2005)	2,466	32

Net income	$2,466	$33

Basic and diluted net income per limited partnership unit	$168.17	$2.57

Weighted average number of limited partnership units outstanding during each period	12,600	12,845

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Statement of Partners’ Equity

For the three months ended March 31, 2005

(in thousands)

(Unaudited)

	General Partner	Limited Partners	Total
Balance at December 31, 2004	$(274)	$1,894	$1,620

Net income	347	2,119	2,466

Balance at March 31, 2005	$73	$4,013	$4,086

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,466	$33
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(2,442)	—
Depreciation and amortization	—	92
Changes in certain assets and liabilities:
Deferred costs	—	(2)
Prepaid expenses and other assets	14	(36)
Accounts payable and other liabilities	(18)	11
Security deposits	(15)	(5)

Net cash provided by operating activities	5	93

Cash flows used for investing activities:

Net proceeds from sale of real estate investment	3,663	—
Additions to real estate investments	—	(70)

Net cash provided by (used for) operating activities	3,663	(70)

Cash flows from financing activities:
Distributions to General Partner	(128)	(153)
Redemption of limited partnership units	—	(72)

Net cash used for financing activities	(128)	(225)

Net increase (decrease) in cash and cash equivalents	3,540	(202)
Cash and cash equivalents at beginning of period	565	348

Cash and cash equivalents at end of period	$4,105	$146

The accompanying notes are an integral part of these financial statements.

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

(Unaudited)

Note 1. ORGANIZATION

Rancon Income Fund I, a California Limited Partnership (“Partnership”) was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (“General Partner”) and Daniel L. Stephenson and Rancon Financial Corporation (RFC), the initial limited partner, who indirectly owns and controls the General Partner. RFC is wholly-owned by Daniel L. Stephenson. The General Partner and its affiliates are hereinafter referred to as the Sponsor or the General Partner. The Partnership has no employees.

As of March 31, 2005 and December 31, 2004, there were 12,600 Units outstanding, respectively.

In the opinion of RFC, the General Partner and Glenborough Realty Trust Incorporated (“Glenborough”), the Partnership’s asset and property manager, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Partnership as of March 31, 2005, and December 31, 2004, and the related statements of operations for the three months ended March 31, 2005 and 2004, partners’ equity for the three months ended March 31, 2005, and cash flows for the three months ended March 31, 2005 and 2004.

On January 18, 2005, the Partnership entered into a contract to sell the remaining property of the Partnership—Wakefield Industrial Center (Wakefield) for a price of $3,900,000. On March 15, 2005, the sale closed and generated net proceeds of approximately $3,663,000 and a gain on sale of approximately $2,442,000.

After the close of escrow for the sale of Wakefield, the Partnership commenced with the final distributions of the available funds, net of expenses for audit, tax return preparation, tax consulting service, investor service, filing of all required SEC reports, legal service, dissolution service and others, and commenced with the dissolution of the Partnership per the Partnership agreement. The process will be done under the direction of our attorney and tax accountant in a timely manner.

In April 2005, the Partnership distributed proceeds from the sale of Wakefield, consisting of $3,175,000 to the Limited Partners and $65,000 to the General Partner.

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

Effective July 1, 1999, the agreement was further amended to: (i) reduce the asset administration fee to $100,000 plus CPI annually ($26,800 for the quarter ended March 31, 2004); (ii) increase the sales fee for improved properties from 2% to 3% and (iii) reduce the management fee applicable to Wakefield Industrial Center from 5% to 3% of the gross rental receipts. The Partnership will also pay Glenborough: (i) a sales fees of 4% for land; (ii) a refinancing fee of 1% and (iii) a management fee of 5% of gross rental receipts from Bristol Medical Center. As part of the agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships. RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the General Partner for the Rancon Partnerships. Glenborough is not an affiliate of the Partnership or RFC.

In July 2004, the Partnership extended its management relationship with Glenborough through December 31, 2006. Commencing on January 1, 2005 and ending December 31, 2006, the Partnership engages Glenborough to perform services for the following fees: (i) a management fee of 3% of gross rental revenue; (ii) a construction services fee per certain schedules; (iii) a specified asset and Partnership services fee of $75,000 per year with reimbursements of certain expenses and consulting service fee ($18,000 for the quarter ended March 31, 2005); (vi) a sales fee of 2% for improved properties ($78,000 for the quarter ended March 31, 2005) and 4% for unimproved properties; (v) a financing services fee of 1% of gross loan amount; (vi) a development fee equals to 5% of the hard costs of the development project, excluding the cost of the land, and the development fee plus the general contractor’s fee shall not exceed 11.5%, in the aggregate, of the hard costs of the development project; and (vii) a dissolution service fee of $60,000. As part of this agreement, Glenborough will perform certain duties for the General Partner of the Rancon Partnerships.

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

RANCON INCOME FUND I,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements

(Unaudited)

Rental Property

Rental property, including the related land, was stated at cost unless events or circumstances indicated that cost could not be recovered, in which case the carrying value was reduced to the estimated fair value. Estimated fair value: (i) was based upon the Partnership’s plans for the continued operation of each property; and (ii) was computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties was dependent upon, among other things, the presence of economic conditions which would enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it was reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

Depreciation was provided using the straight-line method over useful lives ranging from five to forty years for the respective assets.

Cash and Cash Equivalents

The Partnership considers money market funds and certificates of deposit with original maturities of less than ninety days when purchased to be cash equivalents.

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, prepaid expenses and other assets, accounts payable and other liabilities, recorded amounts approximate fair value due to the relatively short maturity period.

Deferred Costs

Deferred lease commissions were amortized over the initial fixed term of the related lease agreement on a straight-line basis.

Revenue

The Partnership recognized rental revenue on a straight-line basis at amounts that it believed it would collect on a tenant by tenant basis. The estimation process might result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenants changed. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants were unable to pay rent that the Partnership has previously recognized as revenue, or if other tenants paid rent whom the Partnership previously estimated would not.

The Partnership’s portfolio of leases turned over continuously, with the number and value of expiring leases varying from year to year. The Partnership’s ability to re-lease the space to existing or new tenants at rates equal to or greater than those realized historically was impacted by, among other things, the economic conditions of the market in which a property was located, the availability of competing space, and the level of improvements which might be required at the property. No assurance could be given that the rental rates that the Partnership would obtain in the future would be equal to or greater than those obtained under existing contractual commitments.

Reimbursements from tenants for real estate taxes and other recoverable operating expenses were recognized as revenue in the period the applicable expenses are incurred. Differences between estimated and actual amounts were recognized in the subsequent year.

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

Reference to 2004 audited consolidated financial statements

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 2004 audited financial statements on Form 10-K.

Note 3. INVESTMENTS IN REAL ESTATE

Rental property consisted of the following at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Land	$—	$605,000
Building and improvements	—	1,004,000
Tenant improvements	—	134,000

	—	1,743,000
Less: accumulated depreciation	—	(543,000)

Total	$—	$1,200,000

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

Below is a summary of the results of operations of Wakefield through its disposition date (dollars in thousands):

	March 31, 2005(1)	March 31, 2004
Operating revenue	$80	$53

Property operating expenses	9	13
Depreciation and amortization	—	8
General and administrative	47	—

Total expenses	56	21

Income before gain on sale of real state	24	32
Gain on sale of real estate	2,442	—

Discontinued operations	$2,466	$32

(1)	Reflects 2005 operations through date of sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Background

Rancon Income Fund I, a California Limited Partnership, (“Partnership”) was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income producing commercial, industrial and residential real estate properties. The Partnership reached final funding in April 1989. The Partnership was formed with initial capital contributions from Rancon Income Partners I, L.P. (“General Partner”) and Daniel L. Stephenson and Rancon Financial Corporation (RFC), the initial limited partner, who indirectly owns and controls the General Partner. RFC is wholly-owned by Daniel L. Stephenson. The General Partner and its affiliates are hereinafter referred to as the General Partner. The Partnership has no employees.

As of March 31, 2005, there were 12,600 Units outstanding.

Overview

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

One tenant occupied 100% of the net rentable square footage of the two buildings. The principal terms of the lease and the nature of the tenant’s business are as follows:

Wakefield Engineering, Inc.

Nature of Business:	Manufacturer
Lease Term:	3 years
Expiration Date:	December 31, 2007
Square Feet:	44,200
(% of rentable total):	100%

On January 18, 2005, the Partnership entered into a contract to sell the remaining property of the Partnership - Wakefield for a price of $3,900,000. On March 15, 2005, the sale closed and generated net proceeds of approximately $3,663,000 and a gain on sale of approximately $2,442,000.

After the close of escrow for the sale of Wakefield, the Partnership commenced with the final distributions of the available funds, net of expenses for audit, tax return preparation, tax consulting service, investor service, filing of all required SEC reports, legal service, dissolution service and others, and commenced with the dissolution of the Partnership per the Partnership agreement. The process will be done under the direction of our attorney and tax accountant in a timely manner.

In April 2005, the Partnership distributed from sales proceeds of Wakefield $3,175,000 to the Limited Partners and $65,000 to the General Partner.

Liquidity and Capital Resources

The following discussion should be read in conjunction with the Partnership’s December 31, 2004 audited financial statements and the notes thereto.

On April 21, 1989, the Partnership was funded from the sale of 14,559 limited partnership units (“Units”) in the amount of $14,559,000. Four Units were retired in 1990. Prior to 2005, a total of 1,955 Units were redeemed. During the three months ended March 31, 2005, there were no Units redeemed, and 12,600 Units remain outstanding at March 31, 2005.

As of March 31, 2005, the Partnership had cash and cash equivalents of $4,105,000.

Operating Activities

During the three months ended March 31, 2005, the Partnership’s cash provided by operating activities totaled $5,000.

Gain on sale of $2,442,000 was generated from the sale of Wakefield, which was sold on March 15, 2005.

The $14,000 decrease in prepaid expenses and other assets at March 31, 2005, compared to December 31, 2004, was primarily due to $34,000 from collection of rents receivable for Wakefield and insurance refund for Bristol Medical Center, offset by $20,000 for the write-off of tenant rents receivable recognized on a straight line basis as a result of the sale of the Wakefield.

The $18,000 decrease in accounts payable and other liabilities at March 31, 2005, compared to December 31, 2004, was primarily due to payments for audit and tax preparation fees, which were accrued in 2004.

The $15,000 decrease in security deposits at March 31, 2005, compared to December 31, 2004, was primarily due to the transfer of tenant security deposits from the Wakefield to the buyer after the sale.

Investing Activities

During the three months ended March 31, 2005, the Partnership’s cash provided by investing activities totaled $3,663,000 which was the net proceeds from the sale of the Wakefield.

Financing Activities

During the three months ended March 31, 2005, the Partnership’s cash used for financing activities totaled $128,000 which was the payment to the General Partner for the 2004 distribution.

Critical Accounting Policies

Revenue recognized on a straight-line basis

The Partnership recognized rental revenue on a straight-line basis at amounts that it believed it would collect on a tenant by tenant basis. The estimation process might result in higher or lower levels from period to period as the Partnership’s collection experience and the credit quality of the Partnership’s tenants changed. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants were unable to pay rent that the Partnership had previously recognized as revenue.

Carrying value of rental properties

The Partnership’s rental property, including the related land, was stated at cost unless events or circumstances indicated that cost could not be recovered, in which case, the carrying value of the property was reduced to its estimated fair value. Estimated fair value was based upon (i) the Partnership’s plans for the continued operations of each property, and (ii) was computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Partnership’s plans related to each of its properties was dependent upon, among other things, the presence of economic conditions which would enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it was reasonably possible that the actual results of operating and disposing of the Partnership’s properties could be materially different than current expectations.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other information

None.

Item 6.	Exhibits

(a) Exhibits:

10.5	Sales contract of Wakefield, dated January 16, 2005.

31.1	Section 302 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

32.1	Section 906 Certification of Daniel L. Stephenson, Chief Executive Officer and Chief Financial Officer of General Partnership.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANCON INCOME FUND I,
A CALIFORNIA LIMITED PARTNERSHIP

	By:	RANCON INCOME PARTNERS I, L.P.
General Partner

Date: May 16, 2005	By:	/s/ Daniel L. Stephenson
Daniel L. Stephenson
Director, President, Chief Executive Officer and Chief Financial Officer of Rancon
Financial Corporation, General Partner of Rancon Income Partners I, L.P.